Form 10QSB
period 1995-03-31
INFODATA SYSTEMS INC
filed 1995-05-15
CIK 50420

     ============================================================

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549




                              FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT of 1934

                 For the Quarter Ended March 31, 1995

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT


                                0-10416
                       (Commission File Number)



                         INFODATA SYSTEMS INC.
   (Exact name of small business issuer as specified in its charter)

       12150 Monument Drive, Suite 400, Fairfax, Virginia 22033
         (Address of registrant's principal executive office)

                            (703) 934-5205
                    (Registrant's telephone number)

                  New York                   16-0954695
         (State of Incorporation)         (I.R.S. Employer
                                          Identification No.)



  Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
   X  Yes     No
  ---      ---

  The number of shares of common stock outstanding as of May 10, 1995, was 604,874.

  Transitional Small Business Disclosure Format;    Yes    X  No
                                                 ---      ---

                               Page 1 of 15
     ============================================================

                  INFODATA SYSTEMS INC. AND SUBSIDIARIES

                                   INDEX


                                                                    Page(s)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations
              Three Months Ended March 31, 1995 and 1994                  3

          Condensed Consolidated Balance Sheets
              March 31, 1995 and December 31, 1994                      4-5

          Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1995 and 1994                  6

          Notes to Condensed Consolidated Financial Statements
              March 31, 1995 and 1994                                  7-10


Item 2.   Management's Discussion and Analysis                        11-13



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               14
     (a)  Exhibits

     (b)  Reports on Form 8-K


SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION
ITEM 1.

                  INFODATA SYSTEMS INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
               (Amounts In Thousands, Except Per Share Data)
                               (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     1995          1994
                                                    ------        ------
Revenues                                            $1,713        $1,791

Cost of revenues                                     1,123         1,123
                                                     -----         -----

Gross profit                                           590           668
                                                     -----         -----
Operating expenses:
  Research & development                                69            49
  Selling, general and administrative                  541           512
                                                     -----         -----
                                                       610           561
                                                     -----         -----
Operating income (loss)                                (20)          107

Interest income                                         31             6
Interest expense                                        (7)          (11)
                                                     -----         -----
Income before income taxes                               4           102

Provision for income taxes                              --             2
                                                     -----         -----
Net income                                          $    4        $  100
                                                     =====         =====

Per share data (primary and fully diluted):
  Net income (loss) per common share                $ (.04)       $ 0.12
                                                     =====         =====

The accompanying notes are an integral part of these consolidated statements.

                  INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                          (Amounts In Thousands)
                                (Unaudited)
                                                  March 31,    December 31,
                                                     1995          1994
                                                  ---------    ------------
Assets

Current Assets
 Cash and cash equivalents                          $2,221        $1,695
 Short term investments                                 80            80
 Accounts receivable, net of
  allowance of $30                                     810         1,437
 Prepaid royalties                                     113           141
 Other current assets                                  158           140
                                                    ------        ------
Total current assets                                 3,382         3,493
                                                    ------        ------
Property and equipment, at cost:
 Furniture and equipment                             1,889         1,870
 Leasehold improvements                                 31            31
 Less accumulated depreciation and
  amortization                                      (1,448)       (1,380)
                                                    ------        ------
                                                       472           521

Software development costs, net of accumulated
 amortization of $1,747 and $1,634                     389           499
                                                    ------        ------

Total assets                                        $4,243        $4,513
                                                    ======        ======

The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                           (Amounts in Thousands)
                                 (Unaudited)
                                                  March 31,    December 31,
                                                     1995          1994
                                                  ---------    ------------
Liabilities and shareholders' equity

Current liabilities:
 Current portion of capital lease obligations       $  150        $  159
 Current portion of note payable                        31            37
 Accounts payable                                      192           241
 Accrued expenses                                      560           689
 Deferred revenue                                    1,578         1,589
 Current portion of deferred rent                       33            33
                                                     -----         -----
Total current liabilities                            2,544         2,748
                                                     -----         -----
Capital lease obligations                              121           151
Note payable                                            61            69
Deferred rent                                           76            84
                                                     -----         -----
Total liabilities                                    2,802         3,052
                                                     -----         -----
Shareholders' equity:
 Preferred stock                                       134           134
 Common stock                                           18            18
 Additional paid in capital                          7,795         7,789
 Treasury stock                                         (2)           (2)
 Accumulated deficit                                (6,504)       (6,478)
                                                     -----         -----
Total shareholders' equity                           1,441         1,461
                                                     -----         -----
Total liabilities and shareholders' equity          $4,243        $4,513
                                                     =====         =====

The accompanying notes are an integral part of these consolidated balance sheets.

                   INFODATA SYSTEMS INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                          (Amounts in Thousands)
                                (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     1995          1994
                                                    ------        ------
Cash flows from operating activities
   Net income                                       $    4        $  100
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       181           170
   Changes in operating assets and liabilities:
     Accounts receivable                               627          (288)
     Other current assets                               10             3
     Accounts payable                                  (49)          (61)
     Accrued expenses                                 (129)            2
     Deferred revenue                                  (11)          354
     Deferred rent                                      (8)           (8)
                                                     -----         -----
Net cash provided by operating activities              625           272
                                                     -----         -----
Cash flows from investing activities
   Software development costs capitalized               (3)          (32)
   Purchases of property and equipment, net            (19)           (4)
                                                     -----         -----
Net cash used in investing activities                  (22)          (36)
                                                     -----         -----
Cash flows from financing activities
   Payments on capital lease obligations               (39)          (79)
   Proceeds from capital lease obligations              --            60
   Payments on note payable                            (14)          (12)
   Dividends                                           (30)           --
   Proceeds from issuance of common stock                6            --
                                                     -----         -----
Net cash used in financing activities                  (77)          (31)
                                                     -----         -----
Net increase in cash and cash equivalents              526           205

Cash and cash equivalents at beginning of period     1,695           866
                                                     -----         -----
Cash and cash equivalents at end of period          $2,221        $1,071
                                                     =====         =====
Supplemental disclosure of cash flow information:
   Cash paid for interest                           $    7        $   11
   Cash paid for income taxes                       $    9        $    2

The accompanying notes are an integral part of these consolidated statements.

                   INFODATA SYSTEMS INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

NOTE B -- ACCOUNTING POLICIES

Cash Equivalents and Short Term Investments
- - - - -------------------------------------------
All highly liquid investments with an original maturity of 180 days or less at time of purchase are considered to be cash equivalents. At March 31, 1995 and December 31, 1994, the Company had included in short term investments certificates of deposits totalling $80,000 which were restricted pursuant to certain capital lease obligations.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement did not have an effect on the Company's financial position or results of operations.

Reclassification
- - - - ----------------
Certain 1994 expenses have been reclassified to conform to the 1995 presentation for comparison purposes.

NOTE C -- SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technolog-ical feasibility and the continuing assessment of recoverability of capital-ized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Amortization expense is determined on an individual basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product,

                   INFODATA SYSTEMS INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)
                                (Unaudited)

generally three to five years. Amortization of software development costs is included in cost of revenues in the accompanying condensed consolidated statements of operations.

The following summarizes the costs capitalized and related charges for amortization during 1995 and 1994 in the accompanying financial statements.

                                   Three Months Ended
                                        March 31,
                                   1995          1994
                                 -------       -------
    Costs capitalized          $   3,000     $  32,000
    Amortization                (113,000)     (106,000)
                                 -------       -------
    Net cost amortized         $(110,000)    $ (74,000)
                                 =======      ========

NOTE D -- INCOME TAXES

At March 31, 1995, the Company had approximately $5,594,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 1998 through 2008. In addition, at March 31, 1995, the Company had $141,000 in research and development tax credit carryforwards expiring in 1996 and 1997, and $66,000 in investment tax credit carryforwards expiring in 1995 through 2000.

The significant components of net deferred tax (liabilities) assets are as follows at March 31, 1995 and December 31, 1994.

                                                   March 31,   December 31,
                                                     1995          1994
                                                  ---------     ---------
Deferred tax liabilities:
  Net software development costs                 $ (148,000)   $ (189,000)
                                                  ---------     ---------
Deferred tax assets:
  Net operating loss carryforward                 2,124,000     2,129,000
  Investment tax credit and research and
     development tax credit carryforwards           207,000       207,000
  Other                                              54,000        92,000
                                                  ---------     ---------
Total deferred tax assets                         2,385,000     2,428,000
                                                  ---------     ---------
Net deferred tax assets before
  valuation allowance                             2,237,000     2,239,000
Valuation allowance                              (2,237,000)   (2,239,000)
                                                  ---------     ---------
Net deferred tax assets                          $       --    $       --
                                                  =========     =========

                   INFODATA SYSTEMS INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)
                                (Unaudited)

Under the provisions of SFAS No. 109, "Accounting for Income Taxes," the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income. The carryforwards will be realized for financial reporting purposes when utilized to offset future taxable income.

NOTE E -- REVERSE COMMON STOCK SPLIT

On April 15, 1994, the Company's shareholders authorized the Board of Directors to effect a one for three reverse stock split of the Company's common stock. Such action resulted in an increase in the par value of the common stock from $0.01 to $0.03 per common share. The reverse stock split became effective April 27, 1994, and reduced the Company's common stock outstanding from 1,807,961 shares to 602,374 shares. The reverse stock split impacted each then existing issued share of common stock, as well as any then existing common stock issuable upon the conversion of outstanding convertible preferred stock and the exercise of outstanding common stock options and common stock warrants.

NOTE F -- NET INCOME (LOSS) PER COMMON SHARE

For the three months ended March 31, 1995 and 1994, the net income (loss) per common share was based upon the weighted average number of common shares outstanding of 605,000 and 602,000, respectively. Net income for the three months ended March 31, 1995 and 1994, has been decreased for preferred stock dividends of $30,000 to arrive at net income (loss) available to common shareholders. For purposes of the calculation of primary net income (loss) per common share for each period, no common stock equivalents were recognized as their inclusion was either immaterial or anti-dilutive. The calculation of fully diluted net income (loss) per common share for the three months ended March 31, 1995 and 1994 which assumes the conversion of the preferred stock and resultant elimination of preferred stock dividends was anti-dilutive when compared to primary net income (loss) per share.

NOTE G -- CONVERTIBLE PREFERRED STOCK

Dividends on preferred stock are paid upon declaration by the Board of Directors. Cash dividends of $30,000 ($0.225 per preferred share) were declared in the first quarter of 1995. No cash dividends were paid for any quarterly period beginning with the fourth quarter of 1992 and ending with the second quarter of 1994; therefore, dividend arrearage on cumulative preferred stock as of March 31, 1995, totalled $210,000 ($1.58 per preferred share).

                   INFODATA SYSTEMS INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)
                                (Unaudited)

NOTE H -- LINE OF CREDIT

In February, 1995, the Company entered into a working capital line of credit with Crestar Bank. This loan facility provides the Company with a $500,000 line of credit. Advances on the facility are based on eligible billed accounts receivable less than 90 days in age. The facility expires in April, 1996, and is contingent upon the Company meeting certain financial covenants. During the three months ended March 31, 1995, the Company made no borrowings under this line of credit.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Overview
- - - - --------
Infodata Systems Inc. (the "Company") has historically provided mainframe-based software products and services which help business, government, and educational institutions to automate collections of documents consisting of large amounts of text. In the last several years, advances in computer technology have resulted in a shift to a distributed computing environment in which numerous databases or individual "server" computers can be accessed by multiple "clients" such as workstations, personal computers or terminals. To address the developing client/server technologies, the Company now provides complete Electronic Document Management System (EDMS) solutions through the sale of software solutions using third party products.

The Company offers what it believes are the best EDMS solutions in different computing environments including client/server, mainframe and hybrid combinations. The EDMS solution sale involves planning and implementation services which integrate multiple technologies such as workflow, management of electronically created documents, search and text retrieval, imaging and other document technologies. As the Company integrates solutions into the customer's business operations, it offers consulting and training to familiarize the customer's personnel with the technology. The Company provides follow on consulting for third party products from PC DOCS Inc., Lotus Development Corporation, Folio Corporation, Open Text Corporation and Verity, Inc.

The Company has established and continues to establish alliances with UNIX and PC based client/server providers as well as those companies offering related technologies which the Company remarkets as a turnkey system or in conjunction with consulting services provided by the Company's professional consulting staff. The Company has a software laboratory in its facility which is used to test and research new EDMS products to assure connectivity with other EDMS components and across various computing platforms and networking systems.

A major portion of the Company's activities to date are attributable to INQUIRE(Registered Trademark)/Text, a proprietary computer software product, which operates on IBM (or compatible) mainframe computers under all of the large IBM operating systems - MVS with both TSO and CICS, and VM with CMS. ViewScapes(Registered Trademark), the Company's graphical user interface which operates in conjunction with INQUIRE/Text, operates on IBM or compatible PC's. Using INQUIRE/Text, customers access such online document applications as regulations and standards, policies and procedures, business intelligence, records management, contracts, patents and trademarks, legislative bill tracking, health management, environmental safety, and litigation support.
The Company continues to enhance and support INQUIRE/Text to assure customer satisfaction, as a significant portion of the Company's revenues are derived from maintenance of its INQUIRE/Text product.

Results of Operations
- - - - ---------------------
Revenues for the three months ended March 31, 1995, totalled $1,713,000, a decrease of $78,000 (4.4%) as compared to revenues for the three months ended March 31, 1994. Total INQUIRE/Text-based revenue sources declined $218,000 (13.5%) for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994. INQUIRE/Text product revenues and maintenance revenues declined $187,000 (78.9%) and $107,000 (13.2%), respectively, for the three months ended March 31, 1995, as compared to the same period in 1994. These declines were partially offset by an increase in INQUIRE/Text consulting service revenues of $76,000 (13.4%) for the three months ended March 31, 1995, as compared to the same period in 1994.

Overall, client/server (non-mainframe related) based revenues increased $140,000 (79.8%) for the three months ended March 31, 1995, as compared to the same period in 1994. Client/server based revenues grew from 9.8% of total revenues to 18.4% of total revenues for the three months ended March 31, 1994 and 1995, respectively. Reflecting the Company's expanded partnerships with third party software vendors, client/server product revenues increased $87,000 for the three months ended March 31, 1995, compared to the same period in 1994. Increased client/server consulting services resulted in $53,000 (31.0%) of additional revenues for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994.

Gross margin (gross profit as a percentage of revenue) declined 2.9% for the three months ended March 31, 1995, as compared to the same period in 1994, from 37.3% to 34.4%. The reduction in gross margin is due to the decrease in 1995 sales of the Company's proprietary INQUIRE/Text product, partially offset by: 1) increases in 1995 revenues from the sale of third party client/server software products; 2) reduced 1995 staffing levels; and 3) the Company's decision in September, 1994 to outsource its mainframe related data processing services to a third party provider.

In accordance with SFAS No. 86, certain expenditures associated with the enhancement of existing software products to create new products and enhancements to existing products are capitalized and then amortized over three to five years. Costs capitalized during the three months ended March 31, 1995 were $3,000, a decrease of $29,000 (90.6%) from the same period in 1994. The decrease is due to the completion of Release G of INQUIRE/Text in late 1994; subsequent activities during the first quarter of 1995 have been directed toward training in client/server related technologies. As a result, research and development expenses increased $20,000 (40.8%) for the three months ended March 31, 1995, as compared to the same period in 1994.

Selling, general and administrative expenses for the three month period ended March 31, 1995, increased by $29,000 (5.7%) as compared to the three month period ended March 31, 1994. Due to the shifting emphasis of the Company's focus toward complete EDMS solutions, sales and marketing efforts were expanded during the three months ended March 31, 1995, to provide increased exposure of the Company's products and services to its potential customer base. Participation in trade shows as well as additional sales and marketing staff resulted in an increase in selling expenses of $76,000 (42.7%) for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994. Corporate expense decreased $47,000 (14.0%) for the same respective periods due to a one time accrual during the three months ended March 31, 1994 of expenses relating to the lease termination of the Company's Montvale, New Jersey branch office.

As a result of the above, an operating loss of $20,000 was incurred for the three months ended March 31, 1995, compared to operating income of $107,000 in the prior year's comparable quarter. Interest income increased from $6,000 for the three month period ended March 31, 1994, to $31,000 for the three month period ended March 31, 1995, due to an increase in cash balances available for investment which yielded higher returns. Interest expense for the three months ended March 31, 1995, declined by $4,000 as compared to the same period in 1994.

As a result of the above, the Company reported a net income of $4,000 for the three months ended March 31, 1995, as compared to net income of $100,000 for the three months ended March 31, 1994. Net loss per common share (after preferred stock dividends) for the three months ended March 31, 1995 was $0.04. Net income per common share (after preferred stock dividends) for the three months ended March 31, 1994 was $0.12 (see Note F to the Condensed Consolidated Financial Statements contained elsewhere in this report).

Effective January 1, 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets are to be recognized currently to the extent the Company concludes, more likely than not, that future income will be available for realization of the deferred tax assets. At March 31, 1995, the Company has net deferred tax assets of $2,237,000, for which management has fully reserved.

Liquidity and Capital Resources
- - - - -------------------------------
As of March 31, 1995, the Company had $2,301,000 in cash and short term investments compared to $1,775,000 in cash and short term investments as of December 31, 1994 (see Note B to the Condensed Consolidated Financial Statements contained elsewhere in this report).

At March 31, 1995, the Company had working capital of $838,000, as compared to working capital of $745,000 at December 31, 1994. During the first quarter of 1995, the Company purchased approximately $19,000 of property and equipment, none of which was financed through capital lease transactions.

In February 1995, the Company entered into a working capital line of credit with Crestar Bank. This loan facility provides the Company with a $500,000 line of credit bearing an interest rate which varies from prime plus 1/4% to prime plus 1 1/4% based on the ratio of total liabilities to tangible net worth and expires in April, 1996. During the three months ended March 31, 1995, the Company made no borrowings under this line of credit (see Note H to the Condensed Consolidated Financial Statements contained elsewhere in this report).

Net cash flow from all activities for the three months ended March 31, 1995, was sufficient to fund the operations of the business. Based upon expectations of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit Number     Description
    --------------     -----------
          11           Computation of net income (loss) per common share
          27           Financial Data Schedule

(b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INFODATA SYSTEMS INC.
                               (Registrant)


Date:  May 10, 1995     By:  HARRY KAPLOWITZ
                             ---------------
                             Harry Kaplowitz
                             President



Date:  May 10, 1995     By:  DAVID A. KARISH
                             ---------------
                             David A. Karish
                             Senior Vice President and
                               Secretary/Treasurer