Form 10QSB
period 1995-06-30
INFODATA SYSTEMS INC
filed 1995-08-14
CIK 50420

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT of 1934

                      For the Quarter Ended June 30, 1995

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
              (Address of registrant's principal executive office)

                                 (703) 934-5205
                        (Registrant's telephone number)

              Virginia                                 16 0954695
     (State of Incorporation)                       (I.R.S. Employer
                                                    Identification No.)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes   [ ]No

The number of shares of common stock outstanding as of August 10, 1995, was 604,874.

Transitional Small Business Disclosure Format;   [ ] Yes   [X] No

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                                    INDEX


                                                                     Page(s)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
         Three Months Ended June 30, 1995 and 1994                        3

         Condensed Consolidated Statements of Operations
         Six Months Ended June 30, 1995 and 1994                          4

         Condensed Consolidated Balance Sheets
         June 30, 1995 and December 31, 1994                            5-6

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1995 and 1994                          7

         Notes to Condensed Consolidated Financial Statements
         June 30, 1995 and 1994                                        8-11


Item 2.  Management's Discussion and Analysis                         12-15


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 K                                16
   (a)   Exhibits

   (b)   Reports on Form 8-K


SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION
ITEM 1.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                (Amounts In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                     ---------------------
                                                      1995           1994
                                                    --------       --------

Revenues                                            $1,770         $1,969

Cost of revenues                                     1,120          1,212
                                                    --------       --------
Gross profit                                           650            757
                                                    --------       --------
Operating expenses:
   Research & development                               58             64
   Selling, general and administrative                 580            534
                                                    --------       --------
                                                       638            598
                                                    --------       --------

Operating income                                        12            159

Interest income                                         34             10
Interest expense                                        (6)           (12)
                                                    --------       --------

Income before income taxes                              40            157

Provision for income taxes                               1              3
                                                    --------       --------

Net income                                          $   39         $  154
                                                    ========       ========

Per share data (primary and fully diluted):
   Income applicable to common shares:
   Net income                                           39            154
   Preferred stock dividends                           (30)           (30)
                                                    --------       --------
   Income applicable to common shares               $    9         $  124
                                                    ========       ========

   Net income per share                             $  .01         $  .20
                                                    ========       ========

   Weighted average common and common
   equivalent shares outstanding                       605            623

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                (Amounts In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                        Six Months Ended
                                                           June 30,
                                                     ---------------------
                                                      1995           1994
                                                    --------       --------

Revenues                                            $3,483         $3,761

Cost of revenues                                     2,243          2,335
                                                    --------       --------
Gross profit                                         1,240          1,426
                                                    --------       --------

Operating expenses:
   Research & development                              127            113
   Selling, general and administrative               1,121          1,046
                                                    --------       --------
                                                     1,248          1,159

Operating income (loss)                                 (8)           267

Interest income                                         65             16
Interest expense                                       (13)           (23)
                                                    --------       --------

Income before income taxes                              44            260

Provision for income taxes                               1              5
                                                    --------       --------
Net income                                          $   43         $  255
                                                    ========       ========

Per share data (primary and fully diluted):
   Income(loss) applicable to common shares:
   Net income                                           43            255
   Preferred stock dividends                           (60)           (60)
                                                    --------       --------
   Income(loss) applicable to common shares         $  (17)        $  195
                                                    ========       ========

   Net income(loss) per share                       $ (.03)        $  .32
                                                    ========       ========

   Weighted average common and common
   equivalent shares outstanding                       605            610

  The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                            (Amounts In Thousands)
                                 (Unaudited)

                                                 June 30,       December 31,
                                                   1995             1994
                                               ------------     ------------

Assets

Current Assets
 Cash and cash equivalents                        $2,241          $1,695
 Short term investments                               81              80
 Accounts receivable, net of
  allowance of $30                                   588           1,437
 Prepaid royalties                                    --             141
 Other current assets                                191             140
                                                  --------        --------
Total current assets                               3,101           3,493
                                                  --------        --------

Property and equipment, at cost:
 Furniture and equipment                           1,914           1,870
 Leasehold improvements                               31              31
 Less accumulated depreciation and
  amortization                                    (1,517)         (1,380)
                                                  --------        --------
                                                     428             521

Software development costs, net of accumulated
 amortization of $1,860 and $1,634                   276             499
                                                  --------        --------

Total assets                                      $3,805          $4,513
                                                  ========        ========
The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                            (Amounts in Thousands)
                                 (Unaudited)

                                                 June 30,       December 31,
                                                   1995             1994
                                               ------------     ------------

Liabilities and shareholders' equity

Current liabilities:
 Current portion of capital lease obligations     $  134          $  159
 Current portion of note payable                      32              37
 Accounts payable                                    145             241
 Accrued expenses                                    618             689
 Deferred revenue                                  1,176           1,589
 Current portion of deferred rent                     33              33
                                                  --------        --------

Total current liabilities                          2,138           2,748

Capital lease obligations                             96             151
Note payable                                          53              69
Deferred rent                                         68              84
                                                  --------        --------

Total liabilities                                  2,355           3,052
                                                  --------        --------

Shareholders' equity:
 Preferred stock                                     134             134
 Common stock                                         18              18
 Additional paid in capital                        7,795           7,789
 Treasury stock                                       (2)             (2)
 Accumulated deficit                              (6,495)         (6,478)
                                                  --------        --------

Total shareholders' equity                         1,450           1,461
                                                  --------        --------

Total liabilities and shareholders' equity        $3,805          $4,513
                                                  ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                            (Amounts in Thousands)
                                 (Unaudited)

                                                 June 30,       December 31,
                                                   1995             1994
                                               ------------     ------------

Cash flows from operating activities
   Net income                                     $   43          $  255
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                     363             336
   Changes in operating assets and liabilities:
     Accounts receivable                             849             313
     Other current assets                             89              80
     Accounts payable                                (96)           (155)
     Accrued expenses                                (71)             84
     Deferred revenue                               (413)           (224)
     Deferred rent                                   (16)            (16)
                                                  --------        --------

Net cash provided by operating activities            748             673
                                                  --------        --------

Cash flows from investing activities
   Software development costs capitalized             (3)            (67)
   Purchases of property and equipment, net          (44)             (9)
   Purchases of short term investments                --              (4)
   Proceeds from sale of short term investments       --              35
                                                  --------        --------

Net cash used in investing activities                (47)            (45)
                                                  --------        --------

Cash flows from financing activities
   Payments on capital lease obligations             (80)           (138)
   Proceeds from capital lease obligations            --              60
   Payments on note payable                          (21)            (30)
   Proceeds from issuance of note payable             --              44
   Dividends                                         (60)             --
   Proceeds from issuance of common stock              6              --
   Payments on fractional common stock elimination    --              (1)
                                                  --------        --------

Net cash used in financing activities               (155)            (65)
                                                  --------        --------

Net increase in cash and cash equivalents            546             563

Cash and cash equivalents at beginning of period   1,695             866
                                                  --------        --------

Cash and cash equivalents at end of period        $2,241          $1,429
                                                  ========        ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                         $   13          $   24
   Cash paid for income taxes                     $    9          $    2

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

NOTE A    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

NOTE B    ACCOUNTING POLICIES

Cash Equivalents and Short Term Investments

All highly liquid investments with an original maturity of 180 days or less at time of purchase are considered to be cash equivalents. At June 30, 1995 and December 31, 1994, the Company had included in short term investments certificates of deposit totalling $81,000 and $80,000, respectively, which were restricted pursuant to certain capital lease obligations.

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


NOTE C    SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technological feasibility and the continuing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Amortization expense is determined on an individual basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product, generally three to five years. Amortization of software development costs is included in cost of revenues in the accompanying condensed consolidated statements of operations.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                 (unaudited)

The following summarizes the costs capitalized and related charges for amortization during 1995 and 1994 in the accompanying financial statements.

                             Three Months Ended          Six Months Ended
                                 June 30,                    June 30,
                             ------------------         ------------------
                             1995         1994          1995         1994
                          -----------  -----------   -----------  -----------

Costs capitalized          $      --    $  35,000     $   3,000    $  67,000
Amortization                (113,000)    (106,000)     (226,000)    (212,000)
                          -----------  -----------   -----------  -----------
Net cost amortized         $(113,000)   $ (71,000)    $(223,000)   $(145,000)
                          ===========  ===========   ===========  ===========

NOTE D   INCOME TAXES

At June 30, 1995, the Company had approximately $5,438,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 1998 through 2008. In addition, at June 30, 1995, the Company had $141,000 in research and development tax credit carryforwards expiring in 1996 and 1997, and $66,000 in investment tax credit carryforwards expiring in 1995 through 2000.

The significant components of net deferred tax (liabilities) assets are as follows at June 30, 1995 and December 31, 1994.

                                                June 30,      December 31,
                                                  1995            1994
                                              -----------     -----------
Deferred tax liabilities:
  Net software development costs              $ (105,000)     $ (189,000)
                                              -----------     -----------
Deferred tax assets:
  Net operating loss carryforward              2,065,000       2,129,000
  Investment tax credit and research and
     development tax credit carryforwards        207,000         207,000
  Other                                           61,000          92,000
                                              -----------     -----------
Total deferred tax assets                      2,333,000       2,428,000
                                              -----------     -----------
Net deferred tax assets before
  valuation allowance                          2,228,000       2,239,000

Valuation allowance                           (2,228,000)     (2,239,000)
                                              -----------     -----------
Net deferred tax assets                       $       --      $       --
                                              ===========     ===========

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

NOTE F    NET INCOME (LOSS) PER COMMON SHARE

For the three and six months ended June 30, 1995, primary net income (loss) per common share was based upon the weighted average number of common shares outstanding of 605,000. For purposes of the calculation of primary net income
(loss) per common share for the three and six month periods ended June 30, 1995, no common stock equivalents were recognized as their inclusion was either immaterial or antidilutive. For the three and six months ended June 30, 1994, net income per common share was based upon the weighted average number of common and common equivalent shares outstanding of 623,000 and 610,000, respectively. Net income has been decreased $30,000 for the three months ended June 30, 1995 and 1994, and $60,000 for the six months ended June 30, 1995 and 1994, for preferred stock dividends to arrive at net income (loss) available to common shareholders. The calculation of fully diluted net income (loss) per common share for the three and six months ended June 30, 1995 and 1994, which assumes the conversion of the preferred stock and resultant elimination of preferred stock dividends, was either immaterial or antidilutive when compared to primary net income (loss) per share.

NOTE G    CONVERTIBLE PREFERRED STOCK

Dividends on preferred stock are paid upon declaration by the Board of Directors. Cash dividends of $60,000 ($0.45 per preferred share) were declared in the first half of 1995. No cash dividends were paid for any quarterly period beginning with the fourth quarter of 1992 and ending with the second quarter of 1994; therefore, dividend arrearage on cumulative preferred stock as of June 30, 1995, totalled $210,000 ($1.58 per preferred share).

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                 (unaudited)

NOTE H -- LINE OF CREDIT

In February, 1995, the Company entered into a working capital line of credit with Crestar Bank. This loan facility provides the Company with a $500,000 line of credit. Advances on the facility are based on eligible billed accounts receivable less than 90 days in age. The facility expires in April, 1996, and is contingent upon the Company meeting certain financial covenants. During the three and six months ended June 30, 1995, the Company made no borrowings under this line of credit.

NOTE I -- PREPAID ROYALTY WRITE-OFF

During June, 1993 the Company entered into an agreement with Open Text Corporation ("OTC") whereby the Company was to act as a reseller of OTC's text retrieval and display software. Under this agreement, the Company committed to $250,000 of non-refundable royalties to OTC, of which $85,000 remained unpaid at June 30, 1995 under the terms of a note payable to OTC.

Because of the Company's concern with OTC's product performance and timely delivery of new releases, and the attendant customer dissatisfaction, the Company has concluded that its alliance with OTC is no longer viable and has terminated the reseller agreement. As a result, the Company wrote-off a related $108,000 prepaid royalty balance during the three months ended June 30, 1995 as a charge to cost of revenues.

The Company has advised OTC that beginning in July, 1995 it will no longer make payments under the terms of its note payable and will hold OTC responsible and seek recovery for all costs the Company has incurred resulting from OTC's failure to perform in accordance with the reseller agreement.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Overview

Infodata Systems Inc. (the "Company") provides complete Electronic Document Management Systems (EDMS) solutions which help business, government, medical, and educational institutions to automate collections of documents consisting of large amounts of text, images, and other data. The Company offers what it believes are the best EDMS solutions in different computing environments including client/server, mainframe and hybrid combinations. The EDMS solution sale involves planning and implementation services which integrate multiple technologies such as workflow, management of electronically created documents, search and text retrieval, imaging and other document technologies. As the Company integrates solutions into the customer's business operations, it offers consulting and training to familiarize the customer's personnel with the technology. The Company provides follow on consulting for third party products from PC DOCS Inc., Lotus Development Corporation, Folio Corporation, and Verity, Inc.

The Company has established and continues to establish alliances with UNIX and PC based client/server software providers whose products the Company remarkets as a turnkey system or in conjunction with consulting services provided by the Company's professional consulting staff. The Company has a software laboratory in its facility which is used to test and research new EDMS products to assure connectivity with other EDMS components and across various computing platforms and networking systems. Through this laboratory, internal EDMS projects are developed, implemented and tested for Company use and eventual addition to the Company's product and service applications offerings.

A major portion of the Company's activities to date are attributable to INQUIRE(r)/Text, a proprietary computer software product, which operates on IBM (or compatible) mainframe computers. ViewScapes(r), the Company's graphical user interface which operates in conjunction with INQUIRE/Text, operates on IBM or compatible PC's. Using INQUIRE/Text, customers access such online document applications as regulations and standards, policies and procedures, business intelligence, records management, contracts, patents and trademarks, legislative bill tracking, health management, environmental safety, and litigation support. The Company continues to enhance and support INQUIRE/Text to assure customer satisfaction, as a significant portion of the Company's revenues are derived from maintenance of its INQUIRE/Text product and related consulting services.

Results of Operations

Revenues for the three and six months ended June 30, 1995 totalled $1,770,000 and $3,483,000, respectively, representing decreases of $199,000 (10.1%) and $278,000 (7.4%) from the three and six month periods ended June 30, 1994, respectively. Total INQUIRE/Text-based revenue sources declined $146,000 (8.5%) during the three months ended June 30, 1995 and $364,000 (10.9%) for the six months ended June 30, 1995, as compared to the same periods in 1994. INQUIRE/Text product revenues declined $46,000 (17.1%) and $233,000 (46.0%) for the three and six months ended June 30, 1995, respectively, from comparable 1994 periods. INQUIRE/Text maintenance revenues increased $16,000 (2.2%) for the three months ended June 30, 1995, compared to the same period in 1994, but decreased $91,000 (5.8%) for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. INQUIRE/Text consulting service revenues decreased $116,000 (16.9%) and $40,000 (3.2%) for the three and six month periods ended June 30, 1995, respectively, as compared to the same periods in 1994.

Client/server (non-mainframe) related revenues decreased $53,000 (20.7%) for the three months ended June 30, 1995, as compared to the same period in 1994. For that comparative period, client/server product sales decreased $132,000 (93%), but client/server consulting service revenues increased $79,000 (69.3%). Overall, client/server related technologies provided 11.5% of total revenues for the three months ended June 30, 1995, a decrease of 1.6% as compared to the same period in 1994. For the six months ended June 30, 1995, total client/server related revenues increased $86,000 (20.0%) as compared to the six months ended June 30, 1994. Client/server related consulting services revenue increased $132,000 (46.3%), but this gain was partially offset by a $46,000 (30.8%) decrease in client/server related product sales. Overall, client/server related technologies provided 14.9% of total revenues for the six months ended June 30, 1995, an increase of 3.4% as compared to the same period in 1994.

Gross margin (gross profit as a percentage of revenue) declined 1.7% for the three months ended June 30, 1995, compared to the same period in 1994, from 38.4% to 36.7%. Gross margin declined 2.3% for the six months ended June 30, 1995, compared to the same period in 1994, from 37.9% to 35.6%. In the second quarter of 1995, the Company charged to cost of revenues $108,000 of prepaid royalties, relating to a 1993 reseller agreement with Open Text Corporation (see Note I to the Condensed Consolidated Financial Statements contained elsewhere in this report). When this charge is removed from cost of revenues, pro-forma gross margin increased for the three and six months ended June 30, 1995 by 4.4% and 0.8%, respectively, as compared to the three and six months ended June 30, 1994, respectively. Such pro-forma gross margin improvements primarily relate to 1) reduced 1995 staffing levels; 2) improved utilization of staff on billable assignment during 1995; and 3) lower mainframe-related data processing expenses in 1995 resulting from the Company's decision in late 1994 to outsource these services to a third party provider. Additional improvements in pro-forma gross margin for the three month period ended June 30, 1995, as compared to the same period in 1994, resulted from increased revenues in INQUIRE/Text maintenance from renewals of customers who had previously cancelled maintenance services.

In accordance with SFAS No. 86, certain expenditures associated with the enhancement of existing software products to create new products and enhancements to existing products are capitalized and then amortized over three to five years. Costs capitalized during the three and six months ended June 30, 1995, were $0 and $3,000, respectively, a decrease of $35,000 (100%) and $64,000 (94.4%) from the same periods in 1994. The decreases are due to the completion of Release G of

INQUIRE/Text in late 1994; subsequent activities in 1995 have been directed toward training in client/server related technologies. In future periods, the Company anticipates incurring capitalized costs associated with the next release of INQUIRE/Text. For the three months ended June 30, 1995, research and development expense decreased $6,000 (7.9%) as compared to the same period in 1994. For the six months ended June 30, 1995, research and development expense increased $14,000 (12.6%) as compared to the six months ended June 30, 1994.

Selling, general and administrative expenses for the three and six months ended June 30, 1995, increased $46,000 (8.6%) and $75,000 (7.2%), respectively, compared to the same periods in 1994. Due to the continued shift of the Company's focus toward complete EDMS solutions, sales and marketing efforts were expanded during the three and six months ended June 30, 1995, to provide increased exposure of the Company's expanded product line and related services to its existing and potential customer base. Participation in trade shows, increased market research and additional sales and marketing staff resulted in increases of $84,000 (55.3%) and $161,000 (48.6%) in selling expenses for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Corporate expense decreased $38,000 (10.0%) and $86,000 (11.9%) for the three and six months ended June 30, 1995, respectively, due to expenses relating to the 1994 lease termination of the Company's Montvale, New Jersey branch office and 1994 termination and migration fees resulting from the Company's decision to outsource its data processing services.

As a result of the above, the Company had operating income of $12,000 and an operating loss of $8,000 for the three and six months ended June 30, 1995, respectively, compared to operating income of $159,000 and $267,000 for the same periods in 1994. Interest income increased $24,000 and $49,000 for the three and six months ended June 30, 1995, respectively, as compared to comparable periods in 1994. Increased cash balances available for investment provided $7,000 and $16,000 of the above-mentioned interest income increases for the three and six months ended June 30, 1995, respectively, as compared to the three and six months ended June 30, 1994. Improved yields on investments provided $17,000 and $33,000 of the above-mentioned interest income increases for the three and six months ended June 30, 1995, respectively, as compared to comparable periods in 1994. Interest expense for the three and six months ended June 30, 1995, declined $6,000 and $10,000, respectively, from the same periods in 1994.

As a result of the above, the Company reported net income of $39,000 and $43,000 for the three and six months ended June 30, 1995, respectively, compared to net income of $154,000 and $255,000 for the comparable periods in 1994. Net income per common share (after preferred stock dividends) for the three months ended June 30, 1995 and 1994, was $0.01 and $0.20, respectively. Net loss per common share (after preferred stock dividends) was $0.03 for the six months ended June 30, 1995, compared to net income per common share (after preferred stock dividends) of $0.32 for the six months ended June 30, 1994.

Effective January 1, 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets are to be recognized currently to the extent the Company concludes, more likely than not, that future income will be available for realization of the deferred tax assets. At June 30, 1995, the Company has net deferred tax assets of $2,228,000, for which management has fully reserved.

Liquidity and Capital Resources

As of June 30, 1995, the Company had $2,322,000 in cash and short term investments compared to $1,775,000 in cash and short term investments as of December 31, 1994 (see Note B to the Condensed Consolidated Financial Statements contained elsewhere in this report).

At June 30, 1995, the Company had working capital of $963,000, as compared to working capital of $745,000 at December 31, 1994. During the first half of 1995, the Company purchased approximately $44,000 of property and equipment, none of which was financed through capital lease transactions.

In February 1995, the Company entered into a working capital line of credit with Crestar Bank. This loan facility provides the Company with a $500,000 line of credit bearing an interest rate which varies from prime plus 1/4% to prime plus 1 1/4% based on the ratio of total liabilities to tangible net worth and expires in April, 1996. During the six months ended June 30, 1995, the Company made no borrowings under this line of credit (see Note H to the Condensed Consolidated Financial Statements contained elsewhere in this report).

Net cash flow from all activities for the six months ended June 30, 1995, was sufficient to fund the operations of the business. Based upon expectations of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit Number     Description

          11             Computation of net income (loss) per common share

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INFODATA SYSTEMS INC.
                                 (Registrant)


Date:  August 14, 1995  By:  /s/Harry Kaplowitz
                             ------------------
                             Harry Kaplowitz
                             President



Date:  August 14, 1995  By:  /s/David A. Karish
                             ------------------
                             David A. Karish
                             Senior Vice President and Secretary/Treasurer