Form 10QSB
period 1995-09-30
INFODATA SYSTEMS INC
filed 1995-11-14
CIK 50420

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                      ----------------------------------


                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT of 1934

                   For the Quarter Ended September 30, 1995

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


                                    0-10416
                           (Commission File Number)

                      ----------------------------------

                             INFODATA SYSTEMS INC.
       (Exact name of small business issuer as specified in its charter)

           12150 Monument Drive, Suite 400, Fairfax, Virginia 22033
             (Address of registrant's principal executive office)

                                (703) 934-5205
                        (Registrant's telephone number)

        Virginia                                              16-0954695
 (State of Incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

                      ----------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]            No [ ]

The number of shares of common stock outstanding as of November 10, 1995, was 746,296

Transitional Small Business Disclosure Format;      Yes [ ]       No [X]

                                 Page 1 of 15
 -----------------------------------------------------------------------------

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                                     INDEX

                                                                       Page(s)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
            Three Months Ended September 30, 1995 and 1994                3

         Condensed Consolidated Statements of Operations
            Nine Months Ended September 30, 1995 and 1994                 4

         Condensed Consolidated Balance Sheets
            September 30, 1995 and December 31, 1994                    5-6

         Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1995 and 1994                 7

         Notes to Condensed Consolidated Financial Statements
            September 30, 1995 and 1994                                8-10


Item 2.  Management's Discussion and Analysis                         11-13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                14
    (a)  Exhibits


SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION
ITEM 1.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                               ------------------------------------
                                                  1995                      1994
                                               -----------              -----------

Revenues                                          $1,410                   $1,903

Cost of revenues                                     834                    1,179
                                                  -------                  -------

Gross profit                                         576                      724
                                                  -------                  -------

Operating expenses:
   Research & development                             79                      101
   Selling, general and administrative               552                      456
                                                  -------                  -------

                                                     631                      557
                                                  -------                  -------

Operating income (Loss)                              (55)                     167

Interest income                                       30                       12
Interest expense                                      (5)                     (10)
                                                  -------                  -------

Income (Loss) before income taxes                    (30)                     169

Provision for income taxes                             -                        4
                                                  -------                  -------

Net income (Loss)                                 $  (30)                  $  165
                                                  =======                  =======

Pershare data (primary and fully diluted):
 Income  applicable  to common shares:
      Net income (Loss)                              (30)                     165
      Preferred stock dividends                      (30)                     (30)
                                                                           -------
      Income applicable to common shares          $  (60)                  $  135
                                                                           =======

      Net income per share                        $ (.10)                  $  .21
                                                  =======                  =======

      Weighted average common and common
      equivalent shares outstanding                  608                      632


The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                               ------------------------------------
                                                  1995                      1994
                                               -----------              -----------


Revenues                                          $4,893                   $5,664

Cost of revenues                                   3,077                    3,424
                                                  -------                  -------

Gross profit                                       1,816                    2,240
                                                  -------                  -------

Operating expenses:
   Research & development                            206                      304
   Selling, general and administrative             1,673                    1,502
                                                  -------                  -------

                                                   1,879                    1,806
                                                  -------                  -------

Operating income (loss)                              (63)                     434

Interest income                                       95                       28
Interest expense                                     (18)                     (33)
                                                  -------                  -------

Income before income taxes                            14                      429

Provision for income taxes                             -                        9
                                                  -------                  -------

Net income                                        $   14                   $  420
                                                  =======                  =======

Pershare data (primary and fully diluted):
 Income(loss)  applicable to common shares:
      Net income                                      14                      420
      Preferred stock dividends                      (90)                     (90)
                                                  -------                  -------
      Income(loss) applicable to common shares    $  (76)                  $  330
                                                  =======                  =======

      Net income(loss) per share                  $ (.12)                  $  .53
                                                  =======                  =======

      Weighted average common and common
      equivalent shares outstanding                  606                      617


The accompanying notes are an integral part of these consolidated statements.


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Amounts In Thousands)
                                  (Unaudited)


                                               September 30,            December 31,
                                                  1995                     1994
                                               -----------              -----------

Assets

Current Assets
  Cash and cash equivalents                       $1,939                   $1,695
  Short term investments                              82                       80
  Accounts receivable, net of
   allowance of $30                                  663                    1,437
  Prepaid royalties                                   --                      141
  Other current assets                               166                      140
                                                  -------                  -------

Total current assets                               2,850                    3,493
                                                  -------                  -------

Property and equipment, at cost:
  Furniture and equipment                          1,849                    1,870
  Leasehold improvements                              32                       31
  Less accumulated depreciation and
   amortization                                   (1,499)                  (1,380)
                                                  -------                  -------

                                                     382                      521

Software development costs, net of accumulated
  amortization of $1,973 and $1,634                  165                      499

Other Assets                                          12                        -
                                                  -------                  -------

Total assets                                      $3,409                   $4,513
                                                  =======                  =======


The accompanying notes are an integral part of these consolidated balance sheets.



                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Amounts in Thousands)
                                  (Unaudited)


                                               September 30,            December 31,
                                                  1995                     1994
                                               -----------              -----------

Liabilities and shareholders' equity

Current liabilities:
   Current portion of capital lease obligations   $  104                   $  159
   Current portion of note payable                     -                       37
   Accounts payable                                  179                      241
   Accrued expenses                                  549                      689
   Deferred revenue                                  947                    1,589
   Current portion of deferred rent                   33                       33
   Preferred dividend payable                         30                        -
                                                  -------                  -------

Total current liabilities                          1,842                    2,748

Capital lease obligations                             74                      151
Note payable                                           -                       69
Deferred rent                                         60                       84
                                                  -------                  -------

Total liabilities                                  1,976                    3,052
                                                  -------                  -------

Shareholders' equity:
   Preferred stock                                   134                      134
   Common stock                                       18                       18
   Additional paid-in capital                      7,836                    7,789
   Treasury stock                                     (2)                      (2)
   Accumulated deficit                            (6,553)                  (6,478)
                                                  -------                  -------

Total shareholders' equity                         1,433                    1,461
                                                  -------                  -------

Total liabilities and shareholders' equity        $3,409                   $4,513
                                                  =======                  =======


The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Amounts in Thousands)
                                  (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                   ------------------------------------
                                                      1995                      1994
                                                   -----------              -----------

Cash flows from operating activities
   Net income                                         $   14                   $  420
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                         516                      508
   Cancellation of Debt on note payable                  (85)                       -
   Changes in operating assets and liabilities:
     Accounts receivable                                 774                      131
     Other current assets                                115                       86
     Accounts payable                                    (62)                    (102)
     Accrued expenses                                   (117)                     148
     Deferred revenue                                   (642)                    (356)
     Deferred rent                                       (24)                     (24)
                                                      -------                  -------

Net cash provided by operating activities                489                      811
                                                      -------                  -------

Cash flows from investing activities
      Software development costs capitalized              (4)                     (86)
      Purchases of property and equipment, net           (64)                     (37)
      Purchases of short term investments                ( 2)                      (5)
      Proceeds from sale of short term investments         -                       51
                                                      -------                  -------

Net cash used in investing activities                    (70)                     (77)
                                                      -------                  -------

Cash flows from financing activities
      Payments on capital lease obligations             (131)                    (193)
      Proceeds from capital lease obligations             --                       60
      Payments on note payable                           (21)                     (54)
      Proceeds from issuance of note payable              --                       44
      Dividends on preferred stock                       (60)                     (30)
      Proceeds from issuance of common stock              49                        -
      Other                                              (12)                      (1)
                                                      -------                  -------

Net cash used in financing activities                   (175)                    (174)
                                                      -------                  -------

Net increase in cash and cash equivalents                244                      560

Cash and cash equivalents at beginning of period       1,695                      886
                                                      -------                  -------

Cash and cash equivalents at end of period            $1,939                   $1,426
                                                      =======                  =======

Supplemental disclosure of cash flow information:
      Cash paid for interest                          $   17                   $   34
      Cash paid for income taxes                      $    7                   $    2


The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

NOTE B -- ACCOUNTING POLICIES

CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

All highly liquid investments with an original maturity of 90 days or less at time of purchase are considered to be cash equivalents. At September 30, 1995 and December 31, 1994, the Company had included in short term investments certificates of deposit totalling $82,000 and $80,000, respectively, which were restricted pursuant to certain capital lease obligations.

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

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


The following summarizes the costs capitalized and related charges for amortization during 1995 and 1994 in the accompanying financial statements.


                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                           September 30,
                                         --------------------------------         ------------------------------
                                            1995                  1994               1995                1994
                                         ----------            ----------         ----------          ----------
Costs capitalized                        $      --             $  19,000          $   4,000           $  86,000
Amortization                              (113,000)             (105,000)          (339,000)           (317,000)
                                         ----------            ----------         ----------          ----------
Net cost amortized                       $(113,000)            $ (86,000)         $(335,000)          $(231,000)
                                         ----------            ----------         ----------          ----------

NOTE D -- REVERSE COMMON STOCK SPLIT

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

NOTE E -- CONVERTIBLE PREFERRED STOCK

Dividends on preferred stock are paid upon declaration by the Board of Directors. Cash dividends of $90,000 ($0.675 per preferred share) were declared in the first three quarters of 1995. No cash dividends were paid for any quarterly period beginning with the fourth quarter of 1992 and ending with the second quarter of 1994; therefore, dividend arrearage on cumulative preferred stock as of September 30, 1995, totalled $210,000 ($1.58 per preferred share).

NOTE F -- LINE OF CREDIT

In February, 1995, the Company entered into a working capital line of credit with Crestar Bank. This loan facility provides the Company with a $500,000 line of credit. Advances on the facility are based on eligible billed accounts receivable less than 90 days in age. The facility expires in April, 1996, and is contingent upon the Company meeting certain financial covenants. During the three and nine months ended September 30, 1995, the Company made no borrowings under this line of credit.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


NOTE G -- PREPAID ROYALTY WRITE-OFF

During June, 1993 the Company entered into an agreement with Open Text Corporation ("OTC") whereby the Company was to act as a reseller of OTC's text retrieval and display software. Under this agreement, the Company committed to $250,000 of non-refundable royalties to OTC, of which $85,000 remained unpaid at June 30, 1995 under the terms of a note payable to OTC. Because of the Company's concern with OTC's product performance and timely delivery of new releases, and the attendant customer dissatisfaction, the Company concluded during the second quarter of 1995 that its alliance with OTC was no longer viable and terminated the reseller agreement. As a result, the Company wrote-off a related $108,000 prepaid royalty balance during the three months ended June 30, 1995 as a charge to cost of revenues. The note payable to OTC was cancelled effective September 30, 1995 and resulted in an $85,000 reduction in cost of revenues during the third quarter. The Company is vigorously seeking recovery for all costs incurred resulting from OTC's failure to perform in accordance with the reseller agreement.

NOTE H -- SUBSEQUENT EVENT

On October 11, 1995, the Company consummated its purchase of substantially all of the assets and the assumption of certain liabilities of Merex, Inc. ("Merex") in consideration for up to 125,000 shares of the Company's common stock. Merex is engaged in the business of marketing and delivery of electronic document management solutions to businesses and the government.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

Infodata Systems Inc. (the "Company") provides complete Electronic Document Management Systems (EDMS) solutions which help business, government, medical, and educational institutions to automate collections of documents consisting of large amounts of text, images, and other data. The Company offers what it believes are the best EDMS solutions in different computing environments including client/server, mainframe and hybrid combinations, and the Internet. The EDMS solution sale involves planning and implementation services which integrate multiple technologies such as workflow, management of electronically created documents, search and text retrieval, imaging and other document technologies. As the Company integrates solutions into the customer's business operations, it offers consulting and training to familiarize the customer's personnel with the technology. The Company provides follow-on consulting for many third party products including those provided by PC DOCS Inc., Lotus Development Corporation, Folio Corporation, Verity, Inc and Documentum Inc.

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

In order to strengthen its ability to deliver quality EDMS solutions by broadening its customer base and acquiring additional staff, the Company purchased substantially all the assets and assumed certain liabilities of Merex, Inc on October 11, 1995. Merex will operate as a division of the Company and continue to provide EDMS solutions to businesses and the government.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended September 30, 1995 totalled $1,410,000 and $4,893,000, respectively, representing decreases of $493,000 (25.9%) and $771,000 (13.6%) from the three and nine month periods ended September 30, 1994, respectively. Total INQUIRE/Text-based revenue sources declined $328,000 (21.0%) during the three months ended September 30, 1995 and $692,000 (14.2%) for the nine months ended September 30, 1995, as compared to the same periods in 1994. It is expected that maintenance revenues based on INQUIRE/Text may continue to decline over time.

Client/server (non-mainframe) related revenues decreased $165,000 (48.2%) for the three months ended September 30, 1995 as compared to 1994 and decreased $78,000 (10.1%) for the nine months ended September 30, 1995 compared to 1994. Overall, client/server related technologies provided 12.6% of total revenues for the three months ended September 30, 1995, a decrease from 18.0% as compared to the same period in 1994. Client/server related technologies provided 14.2% of total revenues for the nine months ended September 30, 1995, an increase from 13.7% as compared to the same period in 1994. While client/server revenues were weak during the three months ended September 30, 1995, successful proposal activities during the period resulted in additional backlog of over $2,000,000 which will serve to increase revenues in the future.

In the second quarter of 1995, the Company charged to cost of revenues $108,000 of prepaid royalties, relating to a 1993 reseller agreement with Open Text Corporation. During the third quarter of 1995, the Company negotiated cancellation of an $85,000 note payable to the Open Text Corporation in connection with the prepaid royalties. The effect of the second quarter charge and the third quarter reversal was a net $23,000 charge. The Company is vigorously seeking recovery for all costs incurred in connection with its reseller agreement with Open Text Corporation (see Note G to the Condensed Consolidated Financial Statements contained elsewhere in this report).

Selling, general and administrative expenses for the three and nine months ended September 30, 1995, increased $96,000 (21.0%) and $171,000 (11.4%), respectively, compared to the same periods in 1994. Due to the continued shift of the Company's focus toward complete EDMS solutions, sales and marketing efforts were expanded during the three and nine months ended September 30, 1995, to provide increased exposure of the Company's expanded product line and related services to its existing and potential customer base. Participation in trade shows, increased market research and additional sales and marketing staff resulted in increases in selling expenses for the three and nine months ended September 30, 1995, over the same periods in 1994. Corporate expense decreased for the three and nine months ended September 30, 1995, due to expenses relating to the 1994 lease termination of the Company's Montvale, New Jersey branch office and 1994 termination and migration fees resulting from the Company's decision to outsource its data processing services. During the third quarter of 1995, the Company reversed approximately $55,000 of prior period accruals for employee benefits and litigation contingencies that were considered reasonably possible expenses when recorded and subsequently have become remote based upon more definitive information.

As a result of the above, the Company reported a net loss of $30,000 and net income of $14,000 for the three and nine months ended September 30, 1995, respectively, compared to net income of $165,000 and $420,000 for the comparable periods in 1994. Net income (loss) per common share (after preferred stock dividends) for the three months ended September 30, 1995 and 1994, was $(.10) and $0.21, respectively. Net loss per common share (after preferred stock dividends) was $(.12) for the nine months ended September 30, 1995, compared to net income per common share (after preferred stock dividends) of $0.53 for the nine months ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company had $2,021,000 in cash and short term investments compared to $1,775,000 in cash and short term investments as of December 31, 1994 (see Note B to the Condensed Consolidated Financial Statements contained elsewhere in this report).

At September 30, 1995, the Company had working capital of $1,008,000, as compared to working capital of $745,000 at December 31, 1994. During the first three quarters of 1995, the Company purchased approximately $64,000 of property and equipment.

In February 1995, the Company entered into a working capital line of credit with Crestar Bank. This loan facility provides the Company with a $500,000 line of credit which expires in April, 1996. During the nine months ended September 30, 1995, the Company made no borrowings under this line of credit (see Note H to the Condensed Consolidated Financial Statements contained elsewhere in this report).

Net cash flow from operating activities for the nine months ended September 30, 1995, was sufficient to fund the operations of the business. Based upon expectations of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended September 30, 1995. The Company filed a current report on Form 8-K on October 27, 1995 to report its acquisition of Merex, Inc.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INFODATA SYSTEMS INC.
                                 (Registrant)


Date: November 13, 1995                      By: /s/Harry Kaplowitz
                                                 -------------------
                                                 Harry Kaplowitz
                                                 President