Form 10-K
period 1995-12-31
INFODATA SYSTEMS INC
filed 1996-04-01
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-10416

                             INFODATA SYSTEMS INC.
       (Exact name of small business issuer as specified in its charter)

                              Virginia 16-0954695
       (State of Incorporation)          (I.R.S. Employer Identification No.)

                 12150 MONUMENT DRIVE, FAIRFAX, VIRGINIA 22033
             (Address of registrant's principal executive office)

                 Registrant's telephone number (703) 934-5205


  Securities registered pursuant to Section 12(b) of the Exchange Act: None.


  Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock-$.03 Par Value Per Share
                          ---------------------------
                               (Title of Class)

     Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X _ No
____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The revenues for the fiscal year ending December 31, 1995, are $7,049,000.

     As of March 20, 1996, there were 732,668 common shares outstanding. As of March 20, 1996, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $4,762,342.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                    PART I

Item 1.  Description of Business

     Infodata Systems Inc. (the "Company" or "Infodata") specializes in providing complex information solutions to large commercial organizations and Federal, state and local governmental agencies. "Complex information solutions" include integration services and software products. Infodata's integration services enable the storage, retrieval, control, and dissemination of documents, images, multimedia, and other unstructured information across departments, enterprises, and the global Internet. Infodata's existing commercial customer base and target market includes the Fortune 1000, banks and financial services firms, utilities and hospitals. The Company also derives significant revenues from various agencies of the United States government which accounted for 37% and 44% of total revenues for the years ended December 31, 1995 and 1994. All of these organizations share a common problem - managing complex, unstructured information across the enterprise.

     The  Company  has  been  a  pioneer  in  providing   electronic  document
management  solutions.  Prior  to  1994,  substantially  all of the  Company's business was derived from the sale, support, and maintenance of its INQUIRE/Text full text database management system - a leader in the IBM and IBM-compatible mainframe text retrieval marketplace.

     During 1994, Infodata successfully shifted its focus to providing a broader range of document management solutions deliverable through client/server technology. The Company's shift into the client/server arena accelerated with the acquisition of the business and certain assets of Merex, Inc., ("Merex") in October, 1995 (see Note 2 to the consolidated financial statements of the Company). Merex, a document systems solutions and integration firm, brought experienced management and staff, a diverse client base, and an established market reputation to Infodata.

     Infodata's legacy experience and recent successes in the client/server arena, and Merex's project experience in client/server document management technology, combine to produce an organization uniquely focused on solving complex information/document management problems. Management believes that Infodata's desktop-to-mainframe know-how also positions the Company to exploit the mainframe's resurgence as a server in the client/server environment, including Intranets and the Internet.

     Services offered by the Company include requirements definition, feasibility studies, process analysis, systems design, software development, implementation, documentation, and training. These services are delivered using a well-defined project management methodology. Most projects involve the integration of multiple commercial-off-the-shelf software products such as full text retrieval engines, document management systems, and Web browsers. Services are provided by highly skilled software engineers and project managers who are adept at dealing with the rapidly changing technologies necessary to construct the best possible solutions for customers.

     Infodata sells its own software products and those of third-party developers with which it maintains close relationships. In addition to INQUIRE/Text, Infodata's own products include MxImage, an integrated client/server imaging, cataloging, and storage management system. The Company, in conjunction with its own service offerings, is a value-added reseller of partner products under agreements with Verity, Inc., Fulcrum Technologies, PC DOCS Inc., Documentum, Inc., Adobe Systems, Inc., and Lotus Development Corporation.

     Infodata sells products and services through its own direct sales force to leads generated from its partners and its own marketing efforts. Marketing activities include selected trade shows, seminars, and direct mail. The Company quickly identifies potential customers and then salespersons and senior technical managers team to present the Company's qualifications and approach to solving the customer's complex information problem.

     Frequently, projects start as prototypes or pilots where concepts are proven to the customer's satisfaction. These initial projects are then followed by more substantial implementations. The Company performs under time and materials, fixed price, and cost-based contracts. Infodata has a high rate of repeat business which management believes is a result of the high degree of customer satisfaction with its services and solutions.

     There are four components to the Company's business, all of which interact to provide differentiation from its competitors. The components consist of products and three markets for consulting services - commercial customers, the United States intelligence community, and other Federal, state and local government agencies.

     The market sectors are distinct but related through a common objective of achieving solutions to complex information problems. For example, the intelligence community is frequently ahead of the commercial and other government agency arenas in terms of adopting new technologies. Therefore, the Company benefits from technology transfer from the intelligence community to other customers. On the other hand, certain commercial concepts may not have taken root in the intelligence community despite similar needs. The Company focuses on exploiting these similarities of interests to leverage projects from one sector to another.

     The three consulting sectors - commercial, intelligence, and other government - provide real-world experience from which product concepts are generated. Management believes Infodata will derive increased volume from its product based business existing solutions are cross-marketed among the sectors.

     The Company competes with larger service firms, such as the consulting divisions of the major accounting firms, prime contractors, and systems integrators, many of which have substantially greater financial resources than the Company. A primary competitive advantage for Infodata is its total business focus on document/complex information systems as compared to the more diffuse approach of its competitors. The Company has chosen to deliver high quality results in a specialized, but rapidly growing, niche which cuts across all industries and segments of the economy as the need to manage and find complex information in the form of images, documents, and other objects is a universal one.

     The Company is focusing attention on Internet-based solutions, particularly those internal to organizations, known as Intranets. Infodata has completed several projects incorporating a variety of state-of-the-art technologies which are presented to the users through the customer's Intranet. In addition, Infodata's mainframe legacy product, INQUIRE/Text, is adaptable to operating as a large server for Intranet/Internet information dissemination. This enables current INQUIRE/Text customers to leverage their existing collections of information by making them available on their Intranets, and allows Infodata to offer solutions involving the latest in client/server technologies coupled with the use of the mainframe in the role of server.

     The Company continues to invest in software development involving INQUIRE/Text in order to respond to its customers which provide a base of maintenance revenues. Research and development expense for the years ended December 31, 1995 and 1994 was $187,000 and $408,000, respectively. While software development projects have been limited in the last several years, the Company expects to devote more resources to software product development as marketable ideas arise from its consulting services. In some cases, early adopter customers fund new product concepts; in other cases the Company has the financial resources to invest when it is convinced it can effectively market the product suggested by its consulting projects.

     The Company employed a total of 74 full time employees and no part time employees at December 31, 1995.

Infodata's principal offices are located at 12150 Monument Drive, Fairfax, VA 22033. Its telephone number is 703-934-5205 and fax number is 703-934-7154. Infodata's Internet e-mail address is info@infodata.com and the Company maintains a World Wide Web home page at http://www.infodata.com.


Item 2.  Description of Property

     The Company leases approximately 21,000 square feet of professional office space located at its Headquarters Office in Fairfax, Virginia (see
Note 8 to the Consolidated Financial Statements contained elsewhere in this report).


Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 4a.  Executive Officers

     The following information relates to Executive Officers of the Registrant as of March 20, 1996:

             Name               Age                    Position

       Harry Kaplowitz           52            President and Director

       Robert J. Loane           57            Senior Vice President

       Richard M. Tworek         39            Senior Vice President


     Mr. Kaplowitz is a founder of the Company and was elected Vice President in 1973, Executive Vice President and Director in 1980. In 1989, he was promoted to President and Chief Operating Officer of the Company's INQUIRE Group. In 1990, he was named President of the Company. From January 1991 to January 1993, he served as Chairman of the Board of Directors of the Company.

     Dr. Loane joined the Company in 1968, was elected Vice President in 1978 and Senior Vice President in 1980. He is the Company's Chief Scientist.

     Mr. Tworek joined the Company in October, 1995 and was elected Senior Vice President. He was the founder and president of Merex, Inc. Since 1989, Merex designed and implemented large, complex client/server document systems and offered its own products as part of the solution.

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     Infodata's Common Stock has been quoted on the NASDAQ SmallCap Market under the symbol "INFD" since September 16, 1994. The Company's Common Stock was previously traded on the NASDAQ National Market. Market makers of the Company's Common Stock include Herzog, Heine, Geduld, Inc.; Mayer and Schweizter Inc.; M. Rimson & Co., Inc.; and Patterson Travis Inc.

     The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.

                         1995                       1994
                   High          Low         High           Low

First Quarter     $6.00         $3.00     $3.56           $1.69
Second Quarter     4.25         3.375      3.75            2.72
Third Quarter      6.00          3.25      4.00            3.25
Fourth Quarter     4.75          3.50      7.00            3.25


     The market quotations reflected above are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     The Company has not paid cash dividends on its Common Stock and presently has no intention to do so. It believes that execution of its operating plan requires the Company to retain available funds to support future business activities. Payment of cash dividends on Common Stock in the future will be dependent upon the earnings and financial condition of the Company, and other factors which the Board of Directors may deem appropriate. See Note 7 to the 1995 Consolidated Financial Statements, contained elsewhere in this report, for information relating to cash dividends pertaining to Preferred Stock.

As of March 20, 1996, there were approximately 683 shareholders of record.


Item 6.      Management's Discussion and Analysis

Results of Operations

Summary

     Over the last two years, the Company's focus has shifted from sales of its proprietary mainframe software product, INQUIRE/Text, to providing document management solutions in the client/server environment. INQUIRE/Text will continue to play a role both from continuing maintenance revenues and as a mainframe server (including the Internet/Intranet). It is expected, however, that stand-alone sales of INQUIRE/Text will be minimal, and revenues derived from INQUIRE/Text will, over time, decline as a percentage of aggregate revenues. Revenues derived from INQUIRE/Text represented 77.1% of total revenues in 1995, compared with 85.4% in 1994. During the fourth quarter of 1995, INQUIRE/Text revenues declined further to 57.4% of total fourth quarter revenues.

     During the fourth quarter of 1995, the drop in INQUIRE/Text-related revenues was more than offset by government and commercial client/server based consulting unrelated to INQUIRE/Text, and by the acquisition of the assets of Merex, Inc. on October 11, 1995 (see Note 2 to the financial statements). The Merex acquisition had a positive impact on total revenues but a negative impact on operating income due to the costs of the integration of Merex and certain lower margin Merex government contracts. All of the costs of combining the two organizations were recognized by December 31, 1995.

Revenues

     Total revenues decreased $453,000 (6%) for the year ended December 31, 1995 compared to the prior year. The primary cause was a $971,000 decline in INQUIRE/Text related revenue from the prior year, primarily reflecting reduced product license fees. The Company expects that INQUIRE/Text related revenues will continue to decline over time as the product ages.

     During 1995, client/server related consulting revenue increased 79% to $1,364,000 from $763,000 in the prior year. The acquisition of Merex in October 1995 resulted in approximately $550,000 in client/server consulting revenue during the fourth quarter of 1995 which represents most of the increase. Total fourth quarter revenues increased from $1,837,000 in 1994 to $2,156,000 in 1995.

Gross Profit

     Gross profit  decreased to  $2,883,000  (41% ) from  $3,415,000  (45%) at
December 31, 1995 and 1994, respectively. The decrease was due in part to the effect of a 6% decline in revenues and also certain lower margin government contracts acquired from Merex. The Company changed its methodology for overhead allocation in 1995 to more accurately reflect certain indirect costs of revenues which resulted in a reclassification of the 1994 statement of operations from a gross profit of 40% to a revised 45% but had no effect on operating income.


Research and Development Expense

     Research and development expense was $187,000 and $408,000 for the years ended December 31, 1995 and 1994, respectively. The principal cause of the decrease was cost reduction due to outsourcing of mainframe related computer costs in the fourth quarter of 1994 which had a full year impact on 1995. The Company believes that substantially all of the impact of cost reduction has been realized and research and development expense is likely to increase in 1996 and beyond as new products are developed.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2,657,000 and $2,482,000 for the years ended December 31, 1995 and 1994, respectively. The increase was due in part to the costs of building a sales force and associated marketings, an increase in consulting fees relating to execution of the Company's strategic plan to expand into client/server based consulting, and the impact of integration costs arising from the Merex acquisition. As a percent of total revenue, these expenses increased to 38% from 33% in the prior year.

Interest Income and Expense

     Interest income was $119,000 and $46,000 for the years ended December 31, 1995 and 1994, respectively. The increase was primarily due to a higher average balance of cash and cash equivalents in 1995 over 1994. The company invested only in short term, highly liquid money market instruments. Interest expense decreased to $24,000 in 1995 from $42,000 in the prior year. The expense is primarily related to certain capital equipment leases which expire through 1998.

Net Income

     Net income was $131,000 and $518,000 for the years ended December 31, 1995 and 1994, respectively. The decrease in earnings was due to the factors discussed above. The Company expects the Merex acquisition to favorably impact net income in 1996.

New Accounting Pronouncements

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options and restricted stock. Effective for the Company's 1996 financial statements, this pronouncement encourages the use of a fair value based method of accounting for employee stock options which measures compensation cost at the grant date based on the value of the award and is recognized over the service period. The statement still allows the valuation method currently used by the Company, which results in no compensation expense. Management expects to continue to use this method of accounting for its stock options and will provide the additional disclosures required under the new standard.

Liquidity and Capital Resources

     The Company generated cash flow from operating activities of $208,000 in 1995 compared to $1,314,000 for the prior year. The decrease was due to the drop in net income discussed earlier and an increase in receivables. Receivables increased significantly at December 31, 1995 compared to the prior year due in part to a historically slower collection rate for the acquisition related receivables and in part from several fixed price contracts with significant balances which will be collected in early 1996.

     Cash used in investing activities was $87,000 for the year ended December 31, 1995 compared to $122,000 for the prior year. The primary cause for the decrease was the absence of significant costs related to capitalized software but offset by purchases of property and equipment and payment of direct costs related to the Merex acquisition. The Company had no commitments for material capital expenditures as of December 31, 1995.

     Cash used in financing activities was $370,000 for the year ended December 31, 1995 compared to $333,000 for the prior year. During 1995, the Company retired $155,000 of debt assumed in the Merex acquisition and paid $120,000 in dividends to preferred shareholders. Offsetting these cash outflows was a $110,000 decrease in principal payments on capital lease obligations due to maturities during 1995 and proceeds of $47,000 from exercise of common stock options . The Company expects payments on capital leases in 1996 to be substantially the same as 1995.

     Working capital was $1,220,000 and $745,000 at December 31, 1995 and 1994, respectively. The current ratio increased to 1.52 from 1.27 over the same period. The Company's long term liabilities at December 31, 1995 consisted of $192,000 of deferred revenue relating to maintenance contracts which represents a non-cash liability and $134,000 related to deferred rent and capital equipment obligations which will require cash outlay.

     The Company believes cash and cash equivalents on hand and cash flows from operating activities will be sufficient to fund operations for the next twelve months. However, the Company maintains a $500,000 line of credit with a bank from which no borrowings were made in 1995 and no balance is currently outstanding. In the longer term, the Company believes it has adequate financial flexibility to increase its borrowing capacity and access the public markets to accommodate its growth strategy.

Item 7.  Financial Statements

     The consolidated financial statements required hereunder are listed under
Item 13(a) below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Pursuant to General Instruction E(3) of Form 10K-SB, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4a of this Form 10K-SB.

Item 10.  Executive Compensation

     Pursuant to General Instruction E(3) of Form 10K-SB, the information call for by this Item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Beneficial Owners and Management

     Pursuant to General Instruction E(3) of Form 10K-SB, the information call for by this Item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Certain Relationships and Related Transactions

     Pursuant to General Instruction E(3) of Form 10K-SB, the information call for by this Item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Exhibits, List and Reports on Form 8-K

     (a) Financial Statements. The financial statements and exhibits required by Item 7 and this Item 13 of Form 10K-SB are listed below.

Report of Independent Public Accountants

Consolidated Statements of Operations - Each of the two years in the period ended December 31, 1995

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Shareholders' Equity - Each of the two years ended December 31, 1995

Consolidated Statements of Cash Flows - Each of the two years in the period ended December 31, 1995

Notes to Consolidated Financial Statements - December 31, 1995

     (b) Reports on Form 8-K.On October 27, 1995, the Company filed a Current Report on Form 8-K, dated October 11, 1995, as amended on December 26, 1996, to report under Item 2 thereof the Company's acquisition of the assets of Merex, Inc. And to include, under Items 7(a) and 7(b) thereof, the financial statements and pro forma financial information relating to such acquisition transaction.

                                EXHIBIT INDEX



Exhibit Number      Description
- --------------      -----------


3(a)           Certificate of Incorporation  (incorporated herein by reference to exhibit A to the Registrant's proxy statement dated April 10, 1995)

(b)            By-Laws  (incorporated  herein by reference to exhibit B to the
                 Registrant's proxy statement dated April 10, 1995)

10(a)          Executive Separation Agreement between the Registrant and Harry
                 Kaplowitz (incorporated herein by reference to exhibit 10(a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

(b)            Executive  Separation  Agreement  between  the  Registrant  and
                 Robert Loane (incorporated herein by reference to exhibit 10(b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

(c)            Stay Incentive Bonus Agreement between the Registrant and David
                 Karish (incorporated herein by reference to exhibit 10(c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994)

(d)            Incentive Stock Option Plan  (incorporated  herein by reference to exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

(e)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Robert J. Loane dated March 24, 1993 (incorporated herein by reference to exhibit 10(e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(f)            Incentive Stock Option  Agreement  between the  Registrant  and
                 David A. Karish dated March 24, 1993 (incorporated herein by reference to exhibit 10(f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(g)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Harry Kaplowitz dated March 24, 1993 (incorporated herein by reference to exhibit 10(g) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(h)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Richard T. Bueschel dated March 24, 1993 (incorporated herein by reference to exhibit 10(h) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(i)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Robert M. Leopold dated March 24, 1993 (incorporated herein by reference to exhibit 10(i) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(j)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Isaac M. Pollak dated March 24, 1993 (incorporated herein by reference to exhibit 10(j) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

Exhibit Number      Description
- --------------      -----------


(k)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Millard H. Pryor dated March 24, 1993 (incorporated herein by reference to exhibit 10(k) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(l)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Laurence C. Glazer dated October 5, 1993 (incorporated herein by reference to exhibit 10(l) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(m)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Richard T. Bueschel dated December 8, 1993 (incorporated herein by reference to exhibit 10(m) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(n)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Robert M. Leopold dated March 17, 1994 (incorporated herein by reference to exhibit 10(n) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(o)            Incentive Stock Option  Agreement  between the  Registrant  and
                 David A. Karish dated July 28, 1994 (incorporated herein by reference to exhibit 10(o) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(p)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Harry Kaplowitz dated July 28, 1994 (incorporated herein by reference to exhibit 10(p) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(q)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Richard T. Bueschel dated July 28, 1994 (incorporated herein by reference to exhibit 10(q) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(r)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Laurence C. Glazer dated July 28, 1994 (incorporated herein by reference to exhibit 10(r) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(s)             Incentive Stock Option  Agreement  between the  Registrant  and
                 Robert M. Leopold dated July 28, 1994 (incorporated herein by reference to exhibit 10(s) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December
                 31, 1994)


(t)             Incentive Stock Option  Agreement  between the  Registrant  and
                 Isaac M. Pollak dated July 28, 1994 (incorporated herein by reference to exhibit 10(t) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December
                 31, 1994)

Exhibit Nummber              Description
- ---------------              -----------


(u)             Incentive Stock Option  Agreement  between the  Registrant  and
                 Millard H. Pryor dated July 28, 1994 (incorporated herein by reference to exhibit 10(u) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December
                 31, 1994)


(v)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Robert Loane dated December 13, 1994 (incorporated herein by reference to exhibit 10(v) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)


(w)            Incentive Stock Option  Agreement  between the  Registrant  and
                 David A. Karish dated December 13, 1994 (incorporated herein by reference to exhibit 10(w) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)


(x)            Incentive Stock Option  Agreement  between the  Registrant  and
                 Harry Kaplowitz dated December 13, 1994 (incorporated herein by reference to exhibit 10(x) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)


(y)            Incentive Stock Option  Agreement  between the  Registrant  and
                 David Van Daele dated December 27, 1994 (incorporated herein by reference to exhibit 10(y) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(z)            Non-Qualified  Stock  Option  Plan   (incorporated   herein  by
                 reference to exhibit 10(z) to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31,
                 1994)

(aa)           Non-Qualified  Stock Option  Agreement  between  Registrant and
                 Richard T. Bueschel dated November 1, 1994 (incorporated herein by reference to exhibit 10(aa) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)


(bb)           Non-Qualified  Stock Option  Agreement  between  Registrant and
                 Robert M. Leopold dated November 1, 1994 (incorporated herein by reference to exhibit 10(bb) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(cc)           Stock Warrant  Purchase Plan  (incorporated  herein by reference to exhibit 10(cc) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)


(dd)           Office Building  Lease,  dated April 12, 1993, for One Monument
                 Drive (incorporated herein by reference to exhibit 10(dd) to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1994)

Exhibit Nummber              Description
- ---------------              -----------


(ee)           Lease for Data  Processing  Services  Agreement,  dated July 29,
                 1994, between the Registrant and Financial Technologies, Inc. relating to data processing services (incorporated herein by reference to exhibit 10(ee) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(ff)           Commercial Note dated  February 23, 1995 between the Registrant and Crestar Bank (incorporated herein by reference to exhibit 10(ff) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

(gg)           1995 Stock  Option Plan  (incorporated  herein by  reference to exhibit D to the Registrant's proxy statement dated April 10, 1995)

(hh)           Non-Qualified  Stock Option  Agreement  between  Registrant and
                 Millard H. Pryor dated May 23,1995

(ii)           Non-Qualified  Stock Option  Agreement  between  Registrant and
                 Laurence C. Glazer dated May 23, 1995

(jj)           Non-Qualified  Stock Option  Agreement  between  Registrant and
                 Isaac M. Pollak dated May 23, 1995

(kk)           Employment Agreement  between  Registrant and Richard M. Tworek dated October 11, 1995

(ll)           Employment  Agreement  between  Registrant and Andrew M. Fregly dated October 11, 1995

(mm)           Asset Purchase  Agreement and Plan of  Reorganization,  dated as of October 6, 1995, among Infodata Systems Inc., Merex, Inc., Richard M. Tworek, Mary Margaret Styer and Andrew M.
                 Fregly   (incorporated   herein   by   reference   to  the
                 Registrant's Form 8-K dated October 11, 1995)

21            Subsidiaries  of  the   Registrant   (incorporated   herein  by
                 reference to exhibit 22 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                 1994)

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 INFODATA SYSTEMS INC.

                                 BY:/s/Harry Kaplowitz
                                   -------------------
                                   President


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


SIGNATURE                      TITLE                           DATE



/s/Richard T. Bueschel         Chairman of the Board     March 28 , 1996
- ------------------------
/s/Laurence C. Glazer          Director                  March 28 , 1996
- ------------------------
/s/Harry Kaplowitz             President and Director    March 28 , 1996
- ------------------------
/s/Robert M. Leopold           Director                  March 28 , 1996
- ------------------------
/s/Isaac M. Pollak             Director                  March 28 , 1996
- ------------------------
/s/Millard Pryor               Director                  March 28 , 1996
- ------------------------

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS             PAGE


Report of Independent Public Accountants                                F-1

Consolidated Statements of Operations - Each of the                     F-2
two years in the period ended December 31, 1995

Consolidated Balance Sheets - December 31, 1995 and 1994             F-3-F-4

Consolidated Statements of Shareholders' Equity - Each of               F-5
the two years ended December 31, 1995

Consolidated Statements of Cash Flows - Each of the two                 F-6
years in the period ended December 31, 1995

Notes to Consolidated Financial Statements - December 31, 1995       F-7-F-15


                                     -14

                   Report of Independent Public Accountants


To Infodata Systems Inc.:

     We have audited the accompanying consolidated balance sheets of Infodata Systems Inc. (a Virginia corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infodata Systems Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Washington, D.C.                      Arthur Andersen LLP
March 1, 1996

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
             (Dollar Amounts in Thousands, Except Per Share Data)



                                                       Year Ended December 31,

                                                           1995           1994
                                                           ----           ----

Revenues                                                  $7,049        $7,502

Cost of revenues..................................         4,166         4,087
                                                         -------       -------
Gross profit......................................         2,883         3,415
                                                         -------       -------
Operating expenses
  Research and development.. ....................            187           408
  Selling, general and administrative: ..........          2,657         2,482
                                                         -------       -------
                                                           2,844         2,890


Operating income.................................             39           525
                                                         -------       -------
Interest income..................................            119            46

Interest expense.................................           (24)          (42)
                                                         -------       -------
Income before income taxes.  ....................            134           529

Provision for income taxes.......................              3            11
                                                         -------       -------

Net income.......................................       $    131          $518
                                                        ========      ========
Preferred dividends..............................            120           120

Net income available to common shareholders......       $     11      $    398
                                                        ========      ========

Per share:
   Net income per common and equivalent share....       $    .02     $     .63
                                                        ========      ========

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)

Assets
                                                                December 31,

                                                           1995          1994
                                                          ------        ------
Current assets:
 Cash and cash equivalents.......................        $1,476         $1,725
 Short term investments..... ....................            33             80
 Accounts receivable, net of allowance of $30
 in 1995 and 1994....                                     1,901          1,437
 Prepaid royalties..... .........................            18            141
 Other current assets............................           146            140
                                                          ------         ------
  Total current assets.............. ............          3,574         3,523
                                                          ------         ------



Property and equipment, at cost:
 Furniture and equipment.........................         2,046          1,901
 Less accumulated depreciation and amortization..        (1,633)        (1,380)
                                                         -------        -------
                                                            413            521


Goodwill, net of amortization of $6 in 1995.....            264             --


Other assets....................................             68             --


Software development costs, net of accumulated
 amortization of $2,010 and $1,634 in 1995 and 1994.        126             499
                                                       --------         -------

Total assets....................................         $4,445          $4,543
                                                       --------         -------

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)





Liabilities and shareholders' equity

                                                           December 31,
                                                      1995            1994
                                                     -------         ------


Current liabilities:
 Current portion of capital lease obligations...     $  106          $  159
 Current portion of note payable................          2              37
 Accounts payable  .............................        335             241
 Accrued expenses                                       677             689
 Deferred revenue  .............................      1,171           1,589
 Preferred dividend payable.....................         30              30
 Current portion of deferred rent...............         33              33
                                                     ------          ------

   Total current liabilities....................      2,354           2,778
                                                     ------          ------
Capital lease obligations.......................         82             151
Deferred revenue................................        192              --
Note payable....................................         --              69
Deferred rent...................................         52              84
                                                     ------          ------
  Total liabilities.............................      2,680           3,082
                                                     ------          ------
Commitments and contingencies (Note 8)

Shareholders' equity:

Preferred stock, $1.00 par value, 500,000
 shares   authorized;   131,500  and  133,500
 issued  and outstanding
 ($1,523  and $1,545  involuntary
 liquidation  preference)in 1995 and 1994,
 respectively..................................         132             134

Common stock, $.03 par value, 3,333,333
 shares authorized; 732,668 and 602,374
 shares issued and outstanding in 1995
 and 1994......................................          22              18

Additional paid-in capital.....................       8,078           7,787
Accumulated deficit........ ...................      (6,467)         (6,478)
                                                     -------        -------
Total shareholders' equity.....................        1,765          1,461
                                                     -------        -------

Total liabilities and shareholders' equity.....       $4,445         $4,543
                                                     -------        -------

                                        INFODATA SYSTEMS INC. AND SUBSIDIARIES

                              Consolidated Statements of Shareholders' Equity
                                        (Dollar Amounts in Thousands)

                                                                                  Additional
                                     Preferred Stock          Common Stock        Paid-In        Accumulated     Shareholders
                                   Shares       Amount     Shares        Amount   Capital          Deficit        Equity
                                   ------       ------     ------        ------   -------        ----------      -------------


Balance at December 31, 1993......   133,500     $134         602,654     $18        $7,788         $(6,936)         $1,004
 Redemption of partial shares.....       --        --           (280)      --           (1)             --              (1)
 Dividends on preferred stock.....       --        --             --       --            --             (60)           (60)
 Net income.......................       --        --             --       --            --             518             518
                                     -------     ----         -------     ---         -----          -------         -------
Balance at December 31, 1994         133,500      134         602,374      18         7,787          (6,478)          1,461
 Conversion of preferred stock for
 common stock.....................   (2,000)      (2)           2,573      --             2              --              --
 Issuance of shares for business
 acquisition......................       --        --         105,000       3           233              --             236
 Issuance of shares for services..       --        --           4,000      --             9              --               9
 Exercise of stock options........       --        --          18,721       1            47              --              48
 Dividends on preferred stock.....       --        --              --      --            --            (120)          (120)

 Net income.......................       --        --              --      --            --             131             131
                                    -------      ----         -------     -----      ------         -------          ------
 Balance at December 31, 1995...... 131,500      $132         732,668     $22        $8,078         $(6,467)         $1,765
                                    -------      ----         -------     -----      ------         -------          -------


                                        F-5


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar Amounts in Thousands)


                                                                                 Year Ended December 31,
                                                                                 1995           1994
                                                                                 -----         -----


CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income.......................................................        $131           $518
         Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization.................................         275            400
            Software amortization.........................................         373            283
            Goodwill and other intangible amortization....................          10             --
            Cancellation of note payable..................................         (85)            --
            Investment discount amortization..............................           7             --
            Write-down of leased assets...................................          20             --
            Changes in operating assets and liabilities:
               Accounts receivable........................................        (464)           (83)
               Prepaid royalties and other current assets.................         117            159
               Accounts payable...........................................          94            (56)
               Accrued expenses...........................................         (12)           161
               Deferred revenue...........................................        (226)           (36)
               Deferred rent..............................................         (32)           (32)
                                                                                  -----         ------
                  Net cash provided by operating activities...............         208          1,314
                                                                                  -----         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Software development costs capitalized...........................          (3)          (165)
         Purchases of property and equipment, net.........................         (84)            (4)
         Purchases of short term investments..............................          --             (5)
         Business acquisition.............................................         (47)            --
         Proceeds from maturity of short term investments.................          47             52
                                                                                   ----           ----
                  Net cash used in investing activities...................         (87)          (122)
                                                                                  -----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations............................        (122)          (232)
         Payments of notes payable........................................         (21)           (70)
         Retirement of acquisition-related note payable...................        (155)            --
         Dividends........................................................        (120)           (30)
         Issuance of common stock.........................................          48             --
         Payments on fractional common stock elimination..................          --             (1)
                                                                                  ------         ------
                  Net cash used in financing activities...................        (370)          (333)
                                                                                  ------         ------
         Net (decrease) increase in cash and cash equivalents.............        (249)           859

        Cash and cash equivalents at beginning of year...................        1,725            866
                                                                                 -----          -----
         Cash and cash equivalents at end of year.........................      $1,476         $1,725
                                                                                -------        -------


                                  F-6

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

NOTE 1.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly-owned subsidiaries, Infodata Systems International Inc. and Infodata Research and Development Corporation. These entities are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to 1994 balances to conform to the current year presentation.

Nature of Business

     The Company provides complete Electronic Document Management System ("EDMS") solutions through the sale of products and software integration services. Sales to the United States government represent a significant portion of the Company's revenue.

Use of Estimates

     The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with Generally Accepted Accounting Principles. Actual results could differ from those estimates.

Revenue Recognition

     Software Licenses -- The Company recognizes revenue from sales of software licenses upon delivery of the software product to the customer, or upon customer acceptance if a trial period exists.

     Post Contract Customer Support and Software Services -- Revenues from post contract support, including revenue bundled with the initial license fee, are recognized ratably over the period customer support services are provided. Software services revenue is recognized as performed.

     Consulting and Professional Service Contracts -- Revenues from consulting and professional service contracts are recognized on the percentage-of-completion method for fixed price agreements and on the basis of hours incurred at contract rates for time and material agreements. Revenues from cost reimbursement contracts are recognized as costs are incurred.

     Revenues from foreign customers totaled approximately $594,000 and $758,000 for the years ended December 31, 1995 and 1994, respectively.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

Cash Equivalents and Short Term Investments

     All highly liquid investments with an original maturity of 90 days or less at time of purchase are considered to be cash equivalents. At December 31, 1995 and 1994, the Company had $1,269,000 and $752,000, respectively, of cash equivalents invested in commercial paper. At December 31, 1995 and 1994, the Company had certificates of deposit included in short term investments totaling $33,000 and $80,000, respectively, which were restricted pursuant to certain capital lease obligations.

Supplemental Disclosures of Cash Flow Information

     Cash payments for interest totaled $22,000 and $42,000 in 1995 and 1994, respectively. Cash payments for income taxes totaled $7,000 and $2,000 in 1995 and 1994, respectively.

     In 1994, the Company incurred capital lease obligations totaling $60,000, for various computer and office equipment.

     In connection with the transaction with the Open Text Corporation discussed in Note 6, prepaid royalties carried at $0 and $141,000 at December 31, 1995 and 1994, respectively, are included on the accompanying consolidated balance sheet. These prepaid royalties were financed in-part through the issuance of a non-interest bearing note payable with balances totaling $0 and $100,000 at December 31, 1995 and 1994, respectively.

Property and Equipment

     Property and equipment is depreciated using the straight-line method over estimated useful lives ranging from three to six years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Goodwill

     Goodwill is amortized using the straight-line method over a life of 10 years. On a periodic basis, the expected future undiscounted cash flows are compared with the carrying value of goodwill to test for potential impairment. The amount of goodwill impairment, if any, would be measured based on the projected discounted cash flows using a discount rate reflecting the Company's average cost of funds. The Company believes that this policy is consistent with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and that adoption of this statement will not have a material impact on the Company's financial position or results of future operations.

Research and Development

Research and development costs are expensed as incurred.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

Net Income Per Common Share

     For the year ended December 31, 1995, the weighted average number of common and common equivalent shares used in the calculation of net income per share was approximately 627,000. In 1994, the modified treasury stock method was used in calculating primary and fully-diluted net income per share due to the fact that the weighted average outstanding common stock options and common stock warrants exceeded 20% of the common shares outstanding. The weighted average number of common and common equivalent shares outstanding, which was utilized in the calculation of net income per share totaled approximately 658,000 for the year ended December 31, 1994. Net income for the years ended December 31, 1995 and 1994 have been decreased for preferred stock dividends of $120,000 to arrive at net income available to common shareholders. As required under the modified treasury stock method, $17,000 of net interest income, net of income taxes, has been added to net income for the year ended December 31, 1994, to arrive at net income available to common shareholders. With regard to the calculation of fully-diluted net income per share for the year ended December 31, 1994, the calculation of common stock equivalents under the modified treasury stock method coupled with the assumption of the conversion of the preferred stock and resultant elimination of preferred stock dividends is antidilutive when compared to primary net income per share.

     Conversion of the preferred stock and resultant elimination of preferred stock dividends is antidilutive when compared to primary net income per share for the year ended December 31, 1995.

Significant Customers

     Sales to United States government agencies totaled approximately $2,586,000 and $3,289,000 in 1995 and 1994, respectively. As of December 31,
1995 and 1994, accounts receivable due from United States government agencies amounted to approximately $678,000 and $753,000, respectively.

NOTE 2. Business Acquisition

     On October 11, 1995, the Company consummated its purchase of substantially all of the assets and the assumption of certain liabilities of Merex, Inc. ("Merex") in consideration for 105,000 shares of the Company's common stock (restricted as to sale) with a fair value estimated by the Company's Board of Directors at $2.25 per share. The total acquisition cost was approximately $319,000 including direct costs of acquisition.
Approximately $60,000 was allocated to acquired identified intangibles, $270,000 to goodwill including purchase accounting adjustments of approximately $25,000 relating to termination of the Merex office lease. Merex was engaged in the business of marketing and delivering of electronic document management solutions to businesses and the government.

     The unaudited proforma financial information presented below reflects the acquisition of Merex as if the acquisition had occurred on January 1, 1994. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions been consummated at that time:

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

                                 (Unaudited)
                                 December 31,

                            1995               1994
                            ----               ----

   Rev                    $8,888             $9,675
   Net income                 89                659
   Less Preferred
    Dividends               (120)              (120)
   Net income (loss)
     available to
     common shareholders     (31)               539
   Earnings (loss)
     per share            $(0.05)            $ 0.73



NOTE 3.  Software Development Costs

     Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technological feasibility and the continuing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Amortization expense is determined on an individual product basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product, generally three to five years. Amortization of software development costs is included in cost of revenues in the accompanying consolidated statements of operations.

     The following summarizes costs capitalized and related charges for amortization during 1995 and 1994 in the accompanying consolidated financial statements:


                                Years ended December 31,


                                  1995                  1994
                                  ----                  ----

Costs capitalized........       $3,000              $165,000

Amortization.............      (376,000)            (448,000)
                              ----------           ----------
Net cost amortized.......     $(373,000)           $(283,000)
                              ----------           ----------


     Periodically, the Company reviews the estimated lives of and amounts assigned to software development costs. In light of changing technology, the Company makes revisions to estimated lives and adjusts amounts assigned as appropriate. The Company will extend the remaining amortization period at December 31, 1995 through 1998 to reflect the continued longevity of the INQUIRE product as reflected by the substantial revenue stream associated with maintenance renewals. The impact of such revision in estimated remaining useful life will increase net income by approximately $22,000 in 1996.

NOTE 4.  Income Taxes

     At December 31, 1995, the Company had approximately $5,201,000 in net operating loss carry-forwards for income tax reporting purposes. The operating loss carry forwards expire in varying amounts from 1998 through 2008. In addition, at December 31, 1995, the Company had $141,000 in research and development tax credit carry-forwards expiring in 1996 and 1997, and $66,000 in investment tax credit carry forwards expiring in 1996 through 2000.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

     The actual income tax expense attributable to pretax income for the year ended December 31, 1995 and December 31, 1994, respectively, differed from the amount computed by applying the U.S. Federal statutory rate of 34 percent as a result of the following:
                                                    1995            1994
                                                    ----            ----

 Tax at statutory rate.....................       $ 46,000       $ 180,000
 Benefit of operating loss carry-forwards..        (55,000)       (190,000)
 Miscellaneous items.......................          9,000          10,000
 Alternative Minimum Tax...................          3,000          11,000
                                                  ---------      -----------
                                                    $3,000         $11,000
                                                  ---------      -----------


     The 1995 and 1994 provision for income taxes relates solely to the currently payable federal alternative minimum tax.

     The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 1995 and 1994.

                                                     1995         1994
                                                     ----         ----

Deferred tax liabilities:
  Net software development costs...............    $(48,000)   $(189,000)
  Other........................................     (10,000)        --
                                                   ---------   ----------
                                                    (58,000)    (189,000)

Deferred tax assets:
  Net operating loss carry-forward.............    1,974,000    2,129,000
  Investment tax credit and research and
  development tax credits carry forward........      207,000      207,000
  Other........................................       55,000       92,000
                                                   ----------  -----------
                                                   2,236,000     2,428,000

Net deferred tax asset before valuation
 allowance.....................................    2,178,000     2,239,000

Valuation allowance............................   (2,178,000)   (2,239,000)
                                                  -----------  ------------
Net deferred tax asset......................       $  --        $   --

                                                  -----------  ------------



     Under the provisions of SFAS No. 109, the tax effect of the net operating loss and investment tax credit carry-forwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income. The carry-forwards will be benefited for financial reporting purposes when utilized to offset future taxable income.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994



NOTE 5.  Disclosures About Fair Value of Financial Instruments

     Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities approximate fair value due to the short maturity of these instruments.


NOTE 6.  Notes Payable

     During 1993, the Company entered into an agreement with Open Text Corporation ("OTC") whereby the Company acted as a reseller of OTC's text retrieval software. Under the terms of the agreement, the Company incurred a note payable for certain non-refundable royalties. Due to the Company's concern with OTC's product performance and timely delivery of new releases, and the attendant customer dissatisfaction, the Company terminated the reseller agreement during the second quarter of 1995 and negotiated cancellation of the remaining balance of the note during the third quarter of 1995.

     In February, 1995, the Company entered into a working capital line of credit with a regional bank. This loan facility provides the Company with a $500,000 line of credit. Advances on the facility are based upon eligible billed accounts receivable less than 90 days in age. The facility expires in April, 1996, and is contingent upon the company meeting certain financial covenants, which have been met. There were no borrowings on the line of credit during 1995.

NOTE 7.  Shareholders' Equity

Preferred Stock

     As   of December 31, 1995, 131,500 shares of convertible  preferred stock were outstanding. These preferred shares have the following provisions:

     Cumulative, preferential dividends are to be paid quarterly, if declared by the Board of Directors at an annual rate of 9% ($.90 per share)

     The option to convert one share of preferred stock for 1.111 common shares

     Full voting rights, to the extent of common shares that would be held upon conversion

     Preference in the distribution of corporate assets up to $10.00 per share plus cumulative unpaid dividends

     All or part (at least 25%) of the preferred stock is redeemable at the option of the Company at a price of $10.00 per share

     Dividends on preferred stock are paid upon declaration by the Board of Directors. Cash dividends of $120,000 ($0.90 per preferred share) were declared during 1995 and $60,000 ($0.45 per share) in 1994. No cash dividends were paid for any quarterly period beginning with the fourth quarter of 1992 and ending with the second quarter of 1994; therefore, dividend arrearage on cumulative preferred stock as of December 31, 1995, totaled approximately $208,000 ($1.58 per preferred share).

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

Options and Warrants

     In April 1995, the Company's shareholders approved the adoption of the 1995 Stock Option Plan (the "1995-Plan") which consolidates and is the successor to the Company's Incentive Stock Option Plan approved by shareholders in 1991 and the Non-Qualified Stock Option Plan approved in 1992 (together, the "Predecessor Plans"). Options have been granted to employees as well as members of the Board of Directors. The 1995 Plan also provides for the automatic granting of a fixed number of options each year to members of the Compensation Committee of the Company's Board of Directors, and increases the total issuance upon the exercise of options from the 333,333 shares previously authorized to 433,333 shares.

     Under the 1995 Plan, options may be granted at prices not less than 100% of the fair market value of the common stock at the date of the grant. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under the Predecessor Plans, five years from the date of grant or one month after termination of employment for options issued under the 1995 Plan. At December 31, 1995, 185,500 options to purchase shares of common stock were exercisable.

     As of December 31, 1995, warrants remained outstanding for the right to purchase 6,667 shares of common stock issued to certain members of the Board of Directors and to certain non-affiliated parties. These warrants, which are exercisable for seven years from date of grant, are exercisable upon grant. Warrants to purchase an additional 3,333 shares of common stock are authorized for future issuance.

     As of December 31, 1995, the Company has reserved a total of approximately 589,000 shares of common stock for future issuance arising from the conversion of preferred stock, exercise of stock options, and exercise of stock warrants.

     A summary of option and warrant activity under the 1995 Plan and the Predecessor Plans is presented below:

                          Number of Equivalent Shares

                                   Incentive Stock    Non-Qualified
                                         Option         Stock Options  Warrants


Outstanding at December 31, 1993...    182,200           16,667         6,667
 Granted...........................     90,231           34,000            --
 Exercised.........................       --               --              --
 Expired or canceled...............    (46,940)         (13,333)           --
                                       --------         --------        -------
Outstanding at December 31, 1994...    225,491           37,334         6,667
 Granted...........................     12,500            6,000           --
 Exercised.........................    (18,721)             --            --
 Expired or canceled...............    (61,187)             --            --
                                       --------         --------        ------
Outstanding at December 31, 1995...    158,083           43,334         6,667
                                       -------           ------         ------

 Exercise price............     $2.53 to $13.11  $3.06 to $4.88 $5.07 to $6.38

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

     SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options and restricted stock. Effective for the Company's 1996 financial statements, this pronouncement encourages the use of a fair value based method of accounting for employee stock options which measures compensation cost at the grant date based on the value of the award and is recognized over the service period. The statement still allows the intrinsic value method used by the Company. Management expects to maintain the same method of accounting for its stock options and will provide the necessary additional disclosures.

NOTE 8.  Commitments and Contingencies

Capital Lease Obligations

     The Company leases certain fixed assets under long-term capital lease agreements. These assets are included in the accompanying consolidated balance sheets as follows:

                                               December 31,

                                          1995            1994
                                          ----            ----


Property and equipment............     $580,000      $633,000
Less accumulated depreciation
  and amortization................     (403,000)     (345,000)
                                       ---------     ---------
                                       $177,000      $288,000
                                       ---------     ---------


     Depreciation and amortization of these assets, computed using the straight-line method over the shorter of the useful lives of the assets or the term of the lease obligation.

     The future maturities of capital lease obligations as of December 31, 1995, are as follows:

1996..............................................                $117,000
1997..............................................                  52,000
1998..............................................                  28,000
1999..............................................                   6,000
                                                                  --------
    Total minimum payments........................                 203,000

Less amount representing interest................                 (15,000)
                                                                 ---------
Present value of minimum lease payments...........                188,000
Less current portion..............................               (106,000)
                                                                 ---------
Long-term portion.................................                $82,000
                                                                 ---------

Operating Leases

     Effective August 1, 1993, the Company entered into a lease for its corporate headquarters facility in Fairfax, Virginia. This lease expires July 31, 1998. Under the terms of the lease, the landlord provided various incentives, which have been deferred and classified as deferred rent in the accompanying consolidated balance sheets. This amount will be amortized over the life of the lease.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       As of December 31, 1995 and 1994

     During 1995 and 1994, the Company incurred an annual rent expense of $297,000 and $294,000 for office facilities. Commitments under the Fairfax, Virginia office facilities lease amount to approximately $300,000 annually.

     Effective September, 1994, the Company entered into a three year agreement with a third party to procure outside mainframe-related data processing services. The Company incurred $84,000 in expenses in 1994 relating to the termination of an operating lease for equipment entered into in May 1992, and migration expenses resulting from the outsourcing. The new agreement is non-cancelable over the first two years and becomes cancelable beginning in the third year with a penalty equal to $4,000 times the number of months remaining in the third year. The minimum annual commitment under this agreement amounts to $120,000.

Employee Benefit Plans

     In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401-(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax deferred basis. Company contributions equate to 10% of the employee's contribution to the Benefit Plan and totaled approximately $23,000 in 1995 and $15,000 in 1994. In addition to the aforementioned contributions, the Company, at the sole discretion of its Board of Directors, may make profit sharing contributions into the Benefit Plan; no contributions were made in 1995 or 1994.

Contingencies

     From time to time, the Company receives complaints from former employees concerning personnel issues. In the opinion of management, the ultimate outcome of any present matters will not have a material impact on the Company's financial position or future results of operations.

     Costs charged to cost type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal Government. No audits have been completed for any periods commencing after September 30, 1987, and in the opinion of management, adjustments resulting from the completion of such audits are not expected to have a material impact on the Companys financial position or future results of operations.

Related Party Transactions

     The Company incurred management consulting fees of approximately $168,000 and $90,000 in 1995 and 1994, respectively, for services rendered by certain Directors of the Company. Amounts payable to such Directors was $15,000 and $-0- at December 31, 1995 and 1994, respectively.

     The Company issued 4,000 shares of restricted common stock to a Director in consideration for services rendered during 1995.