Form 10QSB
period 1996-03-31
INFODATA SYSTEMS INC
filed 1996-05-06
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1996

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-10416

                           ------------------------

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

                          Yes [X]            No [ ]

The number of shares of common stock outstanding as of May 1, 1996 was 732,834

Transitional Small Business Disclosure Format;      Yes [ ]       No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX



                                                                       Page(s)

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements  (Unaudited)

               Condensed Consolidated Statements of Operations
                Three Months Ended March 31, 1996 and 1995                 3

               Condensed Consolidated Balance Sheets
                March 31, 1996 and December 31, 1995                     4-5

               Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1996 and 1995                 6

               Notes to Condensed Consolidated Financial Statements
                March 31, 1996 and 1995                                    7

Item 2.  Management's Discussion and Analysis                            8-9

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                                11

PART I--FINANCIAL INFORMATION
ITEM 1


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
             (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          1996           1995
  Revenues.........................................      $2,493         $1,713

  Cost of revenues.................................       1,668          1,000
                                                         -------        -------

  Gross profit.....................................         825            713
                                                         -------        -------

  Operating expenses
  Research and development.........................          57             69
  Selling, general and administrative..............         645            664
                                                         -------        -------
                                                            702            733
                                                         -------        -------

  Operating income (loss):.........................         123            (20)

  Interest income..................................          20             31
  Interest expense.................................          (4)            (7)
                                                         -------        -------

  Income before income taxes.......................         139              4

  Provision for income taxes.......................           3              -
                                                         -------        -------

  Net income.......................................      $  136         $    4
                                                         =======        =======

  Preferred dividends..............................         (30)            (30)


  Income (loss) applicable to common shares              $  106         $   (26)
                                                         =======        =======

  Per share data (primary and fully diluted):
      Net income (loss) per common share..........       $  .12         $  (.04)
                                                         =======        =======

  Weighted average shares outstanding.............          924            706
                                                         =======        =======


 The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)
                                  (Unaudited)


                                                        March 31,       December 31,
                                                          1996             1995
                                                        ---------       ------------
ASSETS
Current assets:
    Cash and cash equivalents.......................     $1,855          $1,476
    Short term investments..........................         11              33
    Accounts receivable, net of allowance of
      $30 in 1996 and 1995..........................      2,162           1,901
    Prepaid royalties...............................         14              18
    Other current assets............................        195             146

        Total current assets........................      4,237           3,574

Property and equipment, at cost:
    Furniture and equipment.........................      2,106           2,046
    Less accumulated depreciation and amortization..     (1,696)         (1,633)
                                                         -------         -------
                                                            410             413

Goodwill, net.......................................        269             264


Other assets........................................         64              68


Software development costs, net.....................        115             126
                                                         -------         -------

Total assets........................................     $5,095          $4,445
                                                         =======         =======

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)
                                  (Unaudited)


                                                        March 31,       December 31,
                                                          1996             1995
                                                        ---------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations.........    $   85        $  106
Accounts payable.....................................       761           335
Current portion of note payable......................       ---             2
Accrued expenses.....................................       737           677
Deferred revenue  ...................................     1,437         1,171
Preferred dividend payable...........................       ---            30
Current portion of deferred rent.....................        33            33
                                                         -------       -------

Total current liabilities............................     3,053         2,354
                                                         -------       -------

Capital lease obligations............................        64            82
Deferred revenue.....................................        70           192
Deferred rent........................................        37            52
                                                         -------       -------

Total liabilities ...................................     3,224         2,680
                                                         -------       -------

Shareholders' equity:
Preferred stock......................................       132           132
Common stock.........................................        26            22
Additional paid-in capital...........................     8,761         8,078
Accumulated deficit..................................    (7,048)       (6,467)
                                                         -------       -------
Total shareholders' equity...........................     1,871         1,765
                                                         -------       -------
Total liabilities and shareholders' equity...........    $5,095        $4,445
                                                         =======       =======


The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................     $  136          $    4
    Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization.................         63              68
      Software  amortization........................         11             113
      Goodwill and other intangible amortization....         11              --
      Other.........................................         (4)             --


    Changes in operating assets and liabilities:
      Accounts receivable...........................       (261)            627
      Prepaid royalties and other current assets....        (45)             10
      Accounts payable..............................        395             (49)
      Accrued expenses..............................         58            (129)
      Deferred revenue..............................        144             (11)
      Deferred rent.................................        (14)             (8)
                                                         -------         -------

         Net cash provided by operating activities..        494             625
                                                         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Software development costs capitalized........         --              (3)
      Purchases of property and equipment, net......        (25)            (19)
      Business acquisition..........................        (12)             --
      Proceeds from maturity of short term
       investments..................................         21              --
                                                         -------         -------
         Net cash used in investing activities......        (16)            (22)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations.........        (38)            (39)
      Payments of notes payable.....................         (2)            (14)
      Preferred stock dividends.....................        (59)            (30)
      Issuance of common stock......................         --               6
                                                         -------         -------

      Net cash used in financing activities.........        (99)            (77)
                                                         -------         -------

      Net increase in cash and cash equivalents.....        379             526
                                                         -------         -------

      Cash and cash equivalents at beginning of
        period......................................      1,476           1,695
                                                         -------         -------

      Cash and cash equivalents at end of period....     $1,855          $2,221
                                                         =======         =======

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE A-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B--LINE OF CREDIT

The Company maintains a $500,000 line of credit with a bank from which no borrowings were made during the quarter ended March 31, 1996 and no balance is currently outstanding. The line of credit has been extended through June 1996 while the Company renegotiates the terms of the agreement to provide a larger line of credit.

NOTE C--COMMON STOCK DIVIDEND

On March 15, 1996, the board of directors declared a one for six common stock dividend payable to shareholders of record as of April 17, 1996 to be distributed on May 17, 1996. Accordingly, the fair market value (based upon quoted market prices, as adjusted) of the additional 122,000 shares issuable, which totalled $687,032, was charged to accumulated deficit and the respective amount credited to common stock and additional-paid-in-capital. The number of shares outstanding, the weighted average shares outstanding and the earnings
(loss) per share for all periods are presented after giving effect to the stock dividend.

NOTE D--SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $4,000 and $7,000 and cash paid for income taxes was $ -0- and $9,000 for the periods ended March 31, 1996 and 1995, respectively.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended March 31, 1996 totaled $2,493,000, representing an increase of $780,000 (46%) over the three months ended March 31, 1995. For the same period, client/server related revenues totaled
$1,210,000, representing an increase of $895,000 (284%). This increase is primarily due to revenues related to the Merex acquisition, including a large new client/server contract that was substantially completed in the first quarter. The Company acquired the assets of Merex Inc. during the fourth quarter of 1995. In addition to having a positive impact on total revenues, the Merex acquisition had a positive impact on operating income during the first quarter of 1996.

Overall, INQUIRE/Text related revenues decreased $115,000 (8%) for the three months ended March 31, 1996 as compared to 1995, although product license fees increased during the period. The Company expects that INQUIRE/Text related revenues will continue to decline over time

GROSS PROFIT

Gross profit increased to $825,000 (33%) from $713,000 (42%) at March 31, 1996 and 1995, respectively. The increase was due primarily to the completion of a high margin firm fixed price contract and an increase in revenues from INQUIRE/Text product license fees. The decline in gross margin percentage is due in part to the previously mentioned large new client/server contract that was bid with a low margin to expedite the Company's penetration of the client/server market. In the fourth quarter of 1995, the Company changed its methodology for overhead allocation to more accurately reflect certain indirect costs of revenues which resulted in a reclassification of the first quarter 1995 statement of operations from a gross profit of 34% to a revised 42%, but had no effect on operating income.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $57,000 and $69,000 for the quarters ended March 31, 1996 and 1995, respectively. The Company believes that research and development expense is likely to increase for the remainder of 1996 and beyond as new products are developed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $645,000 and $664,000 for the quarters ended March 31, 1996 and 1995, respectively. Due to the increase in revenues mentioned above, these expenses, as a percent of total revenue, decreased from 39% to 26% for the quarters ended March 31, 1995 and 1996, respectively. All of the costs of integrating the Merex acquisition were recognized in 1995.

INTEREST INCOME AND EXPENSE

Interest income was $20,000 and $31,000 for the quarters ended March 31, 1996 and 1995, respectively. The decrease was primarily due to lower interest rates and a lower average balance of cash and cash equivalents during the first quarter 1996 over the same period in 1995. The company invested only in short term, highly liquid money market instruments. Interest expense decreased to $4,000 for the first quarter 1996 from $7,000 for the first quarter of 1995. The expense is primarily related to certain capital equipment leases which expire through 1998.

NET INCOME

As a result of the above, the Company reported net income of $136,000 for the three months ended March 31, 1996 as compared to $4,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had $1,866,000 in cash and short term investments compared to $1,509,000 as of December 31, 1995

At March 31, 1996, the Company had working capital of $1,184,000, as compared to working capital of $1,220,000 at December 31, 1995. The decrease in working capital was due to the movement of deferred revenue from long term to current and the purchase of fixed assets which primarily consisted of personal computers and servers.

The Company maintains a $500,000 line of credit with a bank from which no borrowings were made during the quarter ended March 31, 1996 and no balance is currently outstanding. The line of credit has been extended through June 1996 while the company renegotiates the terms of the agreement to provide a larger line of credit (see Note B to the Condensed Consolidated Financial Statements contained elsewhere in this report).

Net cash flow from operating activities for the three months ended March 31, 1996 was sufficient to fund the operations of the business. Based upon the expectation of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future.

During the first quarter of 1996, the Company declared a one for six stock dividend payable to shareholders of record as of April 17, 1996 (see Note C to the Condensed Consolidated Financial Statements contained elsewhere in this report).

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INFODATA SYSTEMS INC.

                                             BY: /s/Harry Kaplowitz
                                             ----------------------
Date:  May 6, 1996                           Harry Kaplowitz
                                             President