Form 10QSB
period 1996-06-30
INFODATA SYSTEMS INC
filed 1996-08-13
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                           ------------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-10416

                           ------------------------

                             INFODATA SYSTEMS INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           12150 Monument Drive, Suite 400, Fairfax, Virginia 22033
       -----------------------------------------------------------------
             (Address of registrant's principal executive office)

                                (703) 934-5205
       -----------------------------------------------------------------
                        (REGISTRANT'S TELEPHONE NUMBER)

               Virginia                        16-0954695
       -----------------------------------------------------------------
        (State of Incorporation)   (I.R.S. Employer Identification No.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
  No [ ]

The number of shares of common stock outstanding as of August 8, 1996 was 1,075,400.

Transitional Small Business Disclosure Format:  [ ] Yes         [X] No

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX


                                                                      Page(s)
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

          Condensed Consolidated Statements of Operations
           Three Months Ended June 30, 1996 and 1995                      3

          Condensed Consolidated Statements of Operations
           Six Months Ended June 30, 1996 and 1995                        4

          Condensed Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995                          5-6

          Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995                        7

          Notes to Condensed Consolidated Financial Statements
           June 30, 1996 and 1995                                       8

Item 2.   Management's Discussion and Analysis                         9-10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                               12

PART I--FINANCIAL INFORMATION
ITEM 1




                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    Three Months Ended
                                                                         June 30,
                                                                  1996           1995
                                                                  ----           ----
       Revenues..........................................        $2,360         $1,770

       Cost of revenues..................................         1,410            986
                                                                 -------        -------

       Gross profit......................................           950            784
                                                                 -------        -------
       Operating expenses
       Research and development.........................            199             58
       Selling, general and administrative..............            623            714
                                                                 -------        -------
                                                                    822            772

       Operating income (loss):.........................            128             12

       Interest income..................................             27             34
       Interest expense.................................             (3)            (6)
                                                                 -------        -------

       Income before income taxes.......................            152             40

       Provision for income taxes.......................              4              1
                                                                 -------        -------

       Net income.......................................         $  148         $   39
                                                                 =======        =======

       Preferred dividends..............................            (28)           (30)

       Income (loss) applicable to common shares                 $  120         $    9
                                                                 =======        =======

       Per share data (primary and fully diluted):
           Net income (loss) per common share...........         $  .06         $  .01
                                                                 =======        =======

       Weighted average shares outstanding (Note C).....          2,017          1,412
                                                                 =======        =======

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                         June 30,
                                                                  1996           1995
                                                                  ----           ----

       Revenues.........................................         $4,853         $3,483

       Cost of revenues.................................          3,078          1,986
                                                                 -------        -------

       Gross profit.....................................          1,775          1,497
                                                                 -------        -------

       Operating expenses
       Research and development.........................            256            127
       Selling, general and administrative..............          1,268          1,378
                                                                 -------        -------
                                                                  1,524          1,505

       Operating income (loss):.........................            251             (8)

       Interest income..................................             47             65

       Interest expense.................................             (7)           (13)
                                                                 -------        -------

       Income before income taxes.......................            291             44

       Provision for income taxes.......................              7              1
                                                                 -------        -------
       Net income.......................................         $  284         $   43
                                                                 =======        =======

       Preferred dividends..............................            (58)           (60)

       Income (loss) applicable to common shares                 $  226         $  (17)
                                                                 =======        =======

       Per share data (primary and fully diluted):
           Net income (loss) per common share...........         $  .11         $ (.01)
                                                                 =======        =======

       Weighted average shares outstanding (Note C) ....          1,973          1,412
                                                                 =======        =======

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                    June 30,       December 31,
                                                     1996             1995
                                                    --------       ------------
ASSETS

Current assets:

       Cash and cash equivalents..................   $1,774           $1,476

       Short term investments.....................        3               33

       Accounts receivable, net of
        allowance of $80 and $30..................    1,562            1,901

       Prepaid royalties..........................        3               18

       Other current assets.......................      107              146
                                                     -------          -------

             Total current assets.................    3,449            3,574


Property and equipment, at cost:

       Furniture and equipment....................    2,169            2,046

       Less accumulated depreciation and
        amortization..............................   (1,763)          (1,633)
                                                     -------          -------
                                                        406              413


Goodwill, net.....................................      257              264


Other assets......................................      129               68


Software development costs, net...................      105              126
                                                     -------          -------


Total assets......................................   $4,346           $4,445
                                                     =======          =======

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                                    June 30,       December 31,
                                                     1996             1995
                                                    --------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of capital lease obligations.....    $   66           $  106

Accounts payable.................................       253              335

Current portion of note payable..................       ---                2

Accrued expenses.................................       795              677

Deferred revenue  ...............................     1,095            1,171

Preferred dividend payable.......................        28               30

Current portion of deferred rent.................        33               33
                                                     -------          -------

Total current liabilities........................     2,270            2,354
                                                     -------          -------

Capital lease obligations........................        55               82

Deferred revenue.................................       ---              192

Deferred rent....................................        29               52
                                                     -------          -------

Total liabilities ...............................     2,354            2,680
                                                     -------          -------

Shareholders' equity:
Preferred stock..................................        26              132

Common stock.....................................        61               22

Additional paid-in capital.......................     8,833            8,078

Accumulated deficit..............................    (6,928)          (6,467)
                                                     -------          -------

Total shareholders' equity.......................     1,992            1,765
                                                     -------          -------

Total liabilities and shareholders' equity.......    $4,346           $4,445
                                                     =======          =======

     The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                         June 30,
                                                                  1996           1995
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income........................................          $  284         $   43
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization..................             131            137
        Software amortization..........................              21            226
        Goodwill and other intangible amortization.....              23             --
        Other..........................................              --             --


     Changes in operating assets and liabilities:
        Accounts receivable............................             339            849
        Prepaid royalties and other current assets.....              (7)            89
        Accounts payable...............................            (163)           (96)
        Accrued expenses...............................             145            (71)
        Deferred revenue...............................            (269)          (413)
        Deferred rent..................................             (22)           (16)
                                                                 -------        -------
           Net cash provided by operating activities...             482            748

CASH FLOWS FROM INVESTING ACTIVITIES:
     Software development costs capitalized............              --             (3)
     Purchases of property and equipment, net..........             (73)           (44)
     Business acquisition..............................             (12)            --
     Proceeds from maturity of short term investments..              29             --
                                                                 -------        -------
           Net cash used in investing activities.......             (56)           (47)
                                                                 -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations.............             (67)           (80)
     Payments of notes payable.........................              (2)           (21)
     Preferred stock dividends.........................             (59)           (60)
     Issuance of common stock..........................              --              6
                                                                 -------        -------
           Net cash used in financing activities.......            (128)          (155)

     Net increase in cash and cash equivalents.........             298            546

     Cash and cash equivalents at beginning of period..           1,476          1,695

     Cash and cash equivalents at end of period........          $1,774         $2,241
                                                                 =======        =======

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B--LINE OF CREDIT

The Company declined an offer to renew its $500,000 line of credit which expired in June 1996. No borrowings were made during the term of the agreement. The Company believes it has sufficient working capital to fund its operations without an active line of credit, but is currently engaged in discussions with several lenders.

NOTE C--COMMON STOCK SPLIT

On July 30, 1996 the Company's board of directors approved a two-for-one common stock split in the form of a 100% stock distribution. The distribution will be made on August 26, 1996 to common shareholders of record as of August 12, 1996. The stated par value per share of common stock was not changed from $.03 and the authorized shares of common stock increased from 3,333,333 to 6,666,666. Accordingly, the $30,413 par value of the additional shares to be issued was transferred from additional paid-in capital to common stock, and all share and per share amounts have been restated to retroactively reflect the stock split.

NOTE D--SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $7,000 and $13,000 for the periods ended June 30, 1996 and 1995, respectively. No cash was paid for income taxes in either period.

NOTE E--CONVERSION OF PREFERRED STOCK

During the three months ended June 30, 1996, 5,500 shares of the Company's preferred stock were converted into 8,251 shares of the Company's common stock including accumulated but unpaid dividends for the September 1992 through June 1994 period.

During July 1996, the remaining shares of the Company's preferred stock were converted into shares of the Company's common stock. As a result, at July 30, 1996, there were no outstanding shares of preferred stock.

On June 26, 1996, the Company entered into an agreement with the University of Rochester in which the University agreed to convert its 100,000 shares of the Company's outstanding preferred stock into 129,629 shares of the Company's common stock and 20,416 additional shares of the Company's common stock in satisfaction of accumulated but unpaid dividends for the September 1992 through June 1994 period.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and six months ended June 30, 1996 totaled $2,360,000 and $4,853,000, respectively, reflecting increases of $590,000 (33%) and $1,370,000 (39%) over the three and six month periods ended June 30, 1995, respectively. For the same periods, client/server related revenues totaled $1,057,000 and $2,267,000, respectively, reflecting increases of $853,000 (418%) and $1,748,000 (336%) over the prior year's comparable quarters. These increases are primarily due to revenues related to several new client/server contracts. The Company also acquired the assets of Merex Inc. during the fourth quarter of 1995. In addition to having a positive impact on total revenues, the Merex acquisition had a positive impact on operating income during the first six months of 1996.

Overall, INQUIRE/Text related revenues from products and services decreased $263,000 (17%) and $378,000 (13%) for the three and six months ended June 30, 1996, respectively, as compared to 1995, although product license fees increased during the first six months of 1996. The Company expects that INQUIRE/Text related revenues may continue to decline over time.

GROSS PROFIT

Gross profit increased to $950,000 and $1,775,000 for the three and six months ended June 30, 1996, respectively, from $784,000 and $1,497,000 for the same periods ended June 30, 1995. The increase for the second quarter of 1996 is due primarily to the increase in revenues from new client/server contracts. For the first half of 1996, the increase is due to the previously mentioned new client/server contracts and from the completion of a high margin, fixed price contract and an increase in revenues from INQUIRE/Text product license fees during the first quarter of 1996. The decline in gross margin percentage for the six months ended June 30, 1996 is due primarily to a significant new client/server contract that was substantially completed during the first quarter and that was bid with a low margin to expedite the Company's penetration of the client/server market.

In the fourth quarter of 1995, the Company changed its methodology for overhead allocation to more accurately reflect certain indirect costs of revenues which resulted in a reclassification of the statement of operations for the three and six months ending June 30, 1995 from a gross profit margin of 37% and 36% to a revised 44% and 43%, respectively, but had no effect on operating income.

RESEARCH AND DEVELOPMENT EXPENSE

Beginning in the first quarter of 1996, key consulting personnel were assigned to the development of new software tools and products intended to enhance document sharing across the Internet and on company Intranets and to provide access to legacy text repositories via Web browsers. This resulted in research and development expense of $199,000 and $256,000 for the three and six months ended June 30, 1996, respectively, reflecting increases of $141,000 and $129,000 over the three and six months ended June 30, 1995, respectively. The Company believes that research and development expense is likely to increase for the remainder of 1996 and beyond as new products are developed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $623,000 and $1,268,000 for the three and six months ended June 30, 1996, respectively, from $714,000 and $1,378,000 for the same periods ended June 30, 1995, respectively. These expenses decreased as a percent of total revenue from 40% to 26% for both the three and six month periods ended June 30, 1995 and 1996, respectively. During the three month period ending June 30, 1996, the Company increased its allowance for doubtful accounts by $50,000 to reflect the risk associated with the increase in revenues. Exclusive of this charge, selling general and administrative expenses would have decreased to $573,000 and $1,218,000 for the three and six months ended June 30, 1996. In June 1996, the Company increased its sales and marketing staff and expects that sales and marketing expenses will increase for the remainder of 1996.

INTEREST INCOME AND EXPENSE

Interest income was $27,000 and $47,000 for the three and six months ended June 30, 1996, respectively, and $34,000 and $65,000 for the same periods ended June 30, 1995, respectively. The decrease was primarily due to lower interest rates and a lower average balance of cash and cash equivalents during the three and six months ended June 30, 1996 over the same periods in 1995. The Company invested only in short-term, highly liquid money market instruments. Interest expense decreased from $6,000 to $3,000 for the three months ended June 30, 1995 and 1996, respectively, and decreased from $13,000 to $7,000 for the six months ended June 30, 1995 and 1996, respectively. The expense is primarily related to certain capital equipment leases which expire through 1998.

NET INCOME

As a result of the above, the Company reported net income of $148,000 and $284,000 for the three and six months ended June 30, 1996 as compared to $39,000 and $43,000 for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had $1,777,000 in cash and short-term investments compared to $1,509,000 as of December 31, 1995.

At June 30, 1996, the Company had working capital of $1,179,000, as compared to working capital of $1,220,000 at December 31, 1995. The decrease in working capital is due primarily to an increase in other non-current assets.

The Company declined an offer to renew its $500,000 line of credit which expired in June 1996. No borrowings were made during the term of the agreement. The Company believes it has sufficient working capital to fund its operations without an active line of credit, but may require additional working capital upon the successful launch of proposed new products and is therefore engaged in discussions for a more favorable line of credit.

Net cash flow from operating activities for the six months ended June 30, 1996 was sufficient to fund the operations of the business. Based upon the expectation of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future.

During the third quarter of 1996, the Company declared a two-for-one stock split to be distributed on August 26, 1996, to shareholders of record as of August 12, 1996 (see Note C to the Condensed Consolidated Financial Statements contained elsewhere in this report).

During July 1996, the remaining shares of the Company's preferred stock were converted into shares of the Company's common stock. As a result, at July 30, 1996, there were no outstanding shares of preferred stock.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.  The following exhibit is filed herewith:

     Exhibit No.          Document
     -----------          --------
          3               Articles of  Amendment of Articles of  Incorporation
                          of the Registrant.

(b) REPORTS OF FORM 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1996. The Company filed Forms 8-K on July 8, 1996 and August 1, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INFODATA SYSTEMS INC.

                                              BY:/s/HARRY KAPLOWITZ
                                              ---------------------
Date:  August 12, 1996                        Harry Kaplowitz
                                              President


                                              BY:/s/PAUL T. HARLEY
                                              ---------------------------
                                              Paul T. Harley
                                              Controller