Form 10QSB
period 1996-09-30
INFODATA SYSTEMS INC
filed 1996-11-12
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1996

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-10416

                        ------------------------------

                             INFODATA SYSTEMS INC.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            12150 Monument Drive, Suite 400, Fairfax, Virginia 22033
     ---------------------------------------------------------------------
              (Address of registrant's principal executive office)

                                (703) 934-5205
     ---------------------------------------------------------------------
                        (Registrant's telephone number)

             Virginia                                16-0954695
     ------------------------           ------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification No.)


                        ------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of November 6, 1996 was 2,194,735

Transitional Small Business Disclosure Format:  [ ] Yes         [X] No

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX


                                                                       Page(s)
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements  (Unaudited)

        Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 1996 and 1995                   3

        Condensed Consolidated Statements of Operations
         Nine Months Ended September 30, 1996 and 1995                    4

        Condensed Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995                       5-6

        Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995                    7

        Notes to Condensed Consolidated Financial Statements
         September 30, 1996 and 1995                                    8-9

Item 2.    Management's Discussion and Analysis                       10-11

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities                                         12

Item 6.    Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                               13

PART I--FINANCIAL INFORMATION
ITEM 1

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
             (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                      1996           1995
                                                      ----           ----
       Revenues..................................    $2,502         $1,410

       Cost of revenues..........................     1,334            705
                                                     -------        -------

       Gross profit..............................     1,168            705
                                                     -------        -------

       Operating expenses
       Research and development...................      281             79
       Selling, general and administrative........      739            681
                                                     -------        -------
                                                      1,020            760
                                                     -------        -------


       Operating income (loss):...................      148           (55)

       Interest income............................       23            30
       Interest expense...........................       (2)           (5)
                                                     -------        -------

       Income before income taxes.................      169           (30)

       Provision for income taxes.................        -             -
                                                     -------        -------

       Net income.................................   $  169         $ (30)
                                                     =======        =======

       Preferred dividends........................        -           (30)

       Income (loss) applicable to common shares     $  169        $  (60)
                                                     =======        =======

       Per share data (primary and fully diluted):
              Net income (loss) per common share.... $  .08         $ (.04)
                                                     -------        -------

       Weighted average shares outstanding (Note C).  2,149          1,419
                                                     -------        -------

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
             (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      1996           1995
       Revenues...................................   $7,355         $4,893

       Cost of revenues...........................    4,412          2,691
                                                     -------        -------

       Gross profit...............................    2,943          2,202
                                                     -------        -------

       Operating expenses
       Research and development...................      537            206
       Selling, general and administrative........    2,007          2,059
                                                     -------        -------
                                                      2,544          2,265
                                                     -------        -------

       Operating income (loss):..................       399            (63)

       Interest income...........................        70             95
       Interest expense..........................        (9)           (18)
                                                     -------        -------

       Income before income taxes................       460             14

       Provision for income taxes................         7              -
                                                     -------        -------

       Net income................................    $  453         $   14
                                                     =======        =======

       Preferred dividends.......................       (58)           (90)

       Income (loss) applicable to common shares     $  395         $  (76)
                                                     =======        =======

       Per share data (primary and fully diluted):
              Net income (loss) per common share.... $  .19         $ (.05)
                                                     =======        =======

       Weighted average shares outstanding (Note C)   2,085          1,414
                                                     -------        -------

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                   September 30,     December 31,
                                                       1996             1995

Assets
Current assets:
     Cash and cash equivalents..................      $1,536           $1,476
     Short term investments....................            3               33
     Accounts receivable, net of allowance of
       $80 and $30.............................        2,086            1,901
     Prepaid royalties.........................            -               18
     Other current assets......................          118              146
                                                      -------          -------

           Total current assets................        3,743            3,574
                                                      -------          -------

Property and equipment, at cost:

         Furniture and equipment.................      2,269            2,046
         Less accumulated depreciation and
          amortization..........................      (1,828)          (1,633)
                                                      -------          -------
                                                         441              413

Goodwill, net...................................         285              264


Other assets....................................         122               68


Software development costs,net..................          94              126
                                                      -------          -------

Total assets....................................      $4,685           $4,445
                                                      =======          =======

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                     September 30,  December 31,
                                                        1996            1995
Liabilities and shareholders' equity

Current liabilities:
Current portion of capital lease obligations........   $   59          $  106
Accounts payable  .................................       250             335
Current portion of note payable....................       ---               2
Accrued expenses...................................       887             677
Deferred revenue  .................................     1,078           1,171
Preferred dividend payable.........................       ---              30
Current portion of deferred rent...................        33              33
                                                       -------         -------

Total current liabilities..........................     2,307           2,354

Capital lease obligations..........................        43              82
Deferred revenue...................................       ---             192
Deferred rent......................................        21              52
                                                       -------         -------

Total liabilities .................................     2,371           2,680
                                                       -------         -------

Shareholders' equity:
Preferred stock....................................       ---             132
Common stock........................................       66              44
Additional paid-in capital.........................     9,007           8,056
Accumulated deficit................................    (6,759)         (6,467)
                                                       -------         -------

Total shareholders' equity..........................    2,314           1,765
                                                       -------         -------

Total liabilities and shareholders' equity.........    $4,685          $4,445
                                                       =======         =======


The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                         (Dollar Amounts in Thousands)
                                                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                            1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................   $  453         $   14
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................      195            177
     Software amortization.............................       32            339
     Goodwill and other intangible amortization........       34             --
     Cancellation of debt on note payable..............       --            (85)
     Other.............................................       (6)            --


   Changes in operating assets and liabilities:
     Accounts receivable...............................     (185)           774
     Prepaid royalties and other current assets........      (20)           115
     Accounts payable..................................     (122)           (62)
     Accrued expenses..................................      196            (87)
     Deferred revenue..................................     (285)          (642)
     Deferred rent.....................................      (31)           (24)
                                                          -------        -------

      Net cash provided by operating activities........      261            519
                                                          -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Software development costs capitalized............       --             (4)
     Purchases of property and equipment, net..........     (200)           (64)
     Business acquisition..............................      (12)            --
     Purchases of short term investments...............       --             (2)
     Proceeds from maturity of short term investments..       29             --
                                                          -------        -------

      Net cash used in investing activities............     (183)           (70)
                                                          -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations.............      (84)          (131)
     Payments of notes payable.........................       (2)           (21)
     Preferred stock dividends.........................      (87)           (90)
     Issuance of common stock..........................      155             49
     Other.............................................       --            (12)
                                                          -------        -------

      Net cash used in financing activities............      (18)          (205)
                                                          -------        -------

     Net increase in cash and cash equivalents.........       60            244

     Cash and cash equivalents at beginning of period..    1,476          1,695
                                                          -------        -------

     Cash and cash equivalents at end of period........   $1,536         $1,939
                                                          =======        =======

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes there to included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B--Line of Credit

In November 1996, the Company received approval for a working capital line of credit with Merrill Lynch Business Financial Services Inc., subject to completion of all loan documents. This loan facility will provide the Company with a $1,000,000 line of credit at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. Advances on the facility are based on eligible billed accounts receivable less than 90 days in age. The facility expires in one year, and is contingent upon the Company meeting certain financial covenants. The Company has made no borrowings under this line of credit.

NOTE C--Common Stock Split

On July 30, 1996 the Company's board of directors approved a two-for-one common stock split in the form of a 100% stock distribution. The distribution was made on August 26, 1996 to common shareholders of record as of August 12, 1996. The stated par value per share of common stock was not changed from $.03 and the authorized shares of common stock increased from 3,333,333 to 6,666,666. Accordingly, the $30,413 par value of the additional shares issued was transferred from additional paid-in capital to common stock, and all share and per share amounts have been restated to retroactively reflect the stock split.

NOTE D--Supplemental Cash Flow Information

Cash paid for interest expense was $9,000 and $18,000 for the periods ended September 30, 1996 and 1995, respectively. No cash was paid for income taxes in either period.

NOTE E--Conversion of Preferred Stock

During the three months ended June 30, 1996, 5,500 shares of the Company's preferred stock were converted into 8,251 shares of the Company's common stock including accumulated but unpaid dividends for the September 1992 through June 1994 period.

On June 26, 1996, the Company entered into an agreement with the University of Rochester in which the University agreed to convert its 100,000 shares of the Company's outstanding preferred stock into 129,629 shares

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


of the Company's common stock and 20,416 additional shares of the Company's common stock in satisfaction of accumulated but unpaid dividends for the September 1992 through June 1994 period.

During July 1996, the remaining shares of the Company's preferred stock were converted into shares of the Company's common stock. As a result, at July 30, 1996, there were no outstanding shares of preferred stock.

ITEM 2--Management's Discussion and Analysis

Results of Operations

Revenues

Revenues for the three and nine months ended September 30, 1996 totaled $2,502,000 and $7,355,000, respectively, reflecting increases of $1,093,000 (77%) and $2,462,000 (50%) over the three and nine month periods ended September 30, 1995, respectively. For the same periods, client/server related revenues totaled $1,434,000 and $3,701,000, respectively, reflecting increases of $1,256,000 (708%) and $3,004,000 (431%) over the prior year's comparable quarters. These increases are primarily due to revenues related to new client/server contracts and third party client/server product sales. In addition, the Company acquired the assets of Merex Inc. during the fourth quarter of 1995 which has had a positive impact on total revenues and operating income during the first nine months of 1996.

Overall, INQUIRE/Text related revenues from products and services decreased $164,000 (13%) and $542,000 (13%) for the three and nine months ended September 30, 1996, respectively, as compared to 1995, although product license fees increased during the first nine months of 1996. The Company expects that INQUIRE/Text related revenues may continue to decline over time.

Gross Profit

Gross profit increased to $1,168,000 and $2,943,000 for the three and nine months ended September 30, 1996, respectively, from $705,000 and $2,202,000 for the same periods ended September 30, 1995. The increase for the third quarter of 1996 is due primarily to an increase in revenues from new client/server contracts, an increase in client/server product sales and an increase in revenue from INQUIRE/Text product license fees. For the first nine months of 1996, the increase is due to increases in new client/server contracts, client/server product sales and INQUIRE/Text product license fees and from the completion of a high margin, fixed price contract during the first quarter. The decline in gross margin percentage for the nine months ended September 30, 1996 is due primarily to an increase in third party client/server product sales with a lower margin, a decline in INQUIRE/Text maintenance revenues and a significant new client/server contract that was substantially completed during the first quarter and that was bid with a low margin to expedite the Company's penetration of the client/server market.

In the fourth quarter of 1995, the Company changed its methodology for overhead allocation to more accurately reflect certain indirect costs of revenues which resulted in a reclassification of the statement of operations for the three and nine months ending September 30, 1995 from a gross profit margin of 41% and 37% to a revised 50% and 45%, respectively, but had no effect on operating income.

Research and Development Expense

Beginning in the first quarter of 1996, key consulting personnel were assigned to the development of new software tools and products intended to enhance document sharing across the Internet and on company Intranets and to provide access to legacy text repositories via Web browsers. This resulted in research and development expense of $281,000 and $537,000 for the three and nine months ended September 30, 1996, respectively, reflecting increases of $202,000 and $331,000 over the three and nine months ended September 30, 1995, respectively. The Company believes that research and development expense is likely to increase for the remainder of 1996 and beyond as new products are developed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $739,000 for the three months ending September 30, 1996 and decreased to $2,007,000 for the nine months ended September 30, 1996 from $681,000 and $2,059,000 for the same periods ended September 30, 1995, respectively. The increase for the three months ending September 30, 1996 is due primarily to an increase in sales and marketing staff. These expenses decreased as a percent of total revenue from 48% to 30% for the three month period ended September 30, 1995 and 1996, respectively, and decreased from 42% to 27% for the nine month period ended September 30, 1995 and 1996, respectively. During the second quarter of 1996, the Company increased its allowance for doubtful accounts by $50,000 to reflect the risk associated with the increase in revenues. Exclusive of this charge, selling general and administrative expenses would have decreased to $1,957,000 for the nine months ended September 30, 1996. In the third quarter of 1996, the Company increased its sales and marketing staff and expects that sales and marketing expenses will increase for the remainder of 1996.

Interest Income and Expense

Interest income was $23,000 and $70,000 for the three and nine months ended September 30, 1996, respectively, and $30,000 and $95,000 for the same periods ended June 30, 1995, respectively. The decrease was primarily due to lower interest rates and a lower average balance of cash and cash equivalents during the three and nine months ended September 30, 1996 over the same periods in 1995. The Company invested only in short-term, highly liquid money market instruments. Interest expense decreased from $5,000 to $2,000 for the three months ended September 30, 1995 and 1996, respectively, and decreased from $18,000 to $9,000 for the nine months ended September 30, 1995 and 1996, respectively. The expense is primarily related to certain capital equipment leases which expire through 1998.

Net Income

As a result of the above, the Company reported net income of $169,000 and $453,000 for the three and nine months ended September 30, 1996 as compared to a net loss of $30,000 and a net income of $14,000 for the same periods last year.

Liquidity and Capital Resources

As of September 30, 1996, the Company had $1,539,000 in cash and short-term investments compared to $1,509,000 as of December 31, 1995.

At September 30, 1996, the Company had working capital of $1,436,000, as compared to working capital of $1,220,000 at December 31, 1995. The increase in working capital is due primarily to increased net income offset in part by purchases of computer hardware and software.

Net cash flow from operating activities for the nine months ended September 30, 1996 was sufficient to fund the operations of the business. Based upon the expectation of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future.

In November 1996, the Company received approval for a working capital line of credit with Merrill Lynch Business Financial Services Inc., subject to completion of all loan documents. This loan facility will provide the Company with a $1,000,000 line of credit at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. Advances on the facility are based on eligible billed accounts receivable less than 90 days in age. The facility expires in one year, and is contingent upon the Company meeting certain financial covenants. The Company has made no borrowings under this line of credit.

During the third quarter of 1996, the Company declared a two-for-one stock split that was distributed on August 26, 1996, to shareholders of record as of August 12, 1996 (see Note C to the Condensed Consolidated Financial Statements contained elsewhere in this report).

During July 1996, the remaining shares of the Company's preferred stock were converted into shares of the Company's common stock. As a result, at July 30, 1996, there were no outstanding shares of preferred stock. (see Note E to the Notes to Consolidated Financial Statements contained elsewhere in the report.)

PART II.   OTHER INFORMATION

Item 2.  Changes in Securities

On July 30, 1996 the Company's board of directors approved a two-for-one common stock split in the form of a 100% stock distribution. The distribution was made on August 26, 1996 to common shareholders of record as of August 12, 1996. The stated par value per share of common stock was not changed from $.03 and the authorized shares of common stock increased from 3,333,333 to 6,666,666. Accordingly, the $30,413 par value of the additional shares issued was transferred from additional paid-in capital to common stock, and all share and per share amounts have been restated to retroactively reflect the stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibit is filed herewith:

     Exhibit No             Description
         3                  Articles of Amendment of Articles of Incorporation

(b)  Forms 8-K.

During the three months ending September 30, 1996, the Company filed reports on Form 8-K on July 8,1996 and August 1, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INFODATA SYSTEMS INC.

Date:  November 8, 1996                         By: /s/HARRY KAPLOWITZ
                                                Harry Kaplowitz
                                                President


                                                By:/s/PAUL T. HARLEY
                                                Paul T. Harley
                                                Controller