Form 10KSB
period 1996-12-31
INFODATA SYSTEMS INC
filed 1997-03-31
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-10416

                             INFODATA SYSTEMS INC.
             ----------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                VIRGINIA                      16-0954695
         (State of Incorporation) (I.R.S. Employer Identification No.)

                 12150 MONUMENT DRIVE, FAIRFAX, VIRGINIA 22033
             (Address of registrant's principal executive office)

                 REGISTRANT'S TELEPHONE NUMBER (703) 934-5205

              --------------------------------------------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
                                              Name of each exchange
           Title of each class                 on which registered
           -------------------                ---------------------
                 None                             Not applicable

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK-$.03 PAR VALUE
                          ---------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The revenues for the fiscal year ending December 31, 1996 are $9,560,000.

As of March 21, 1997, there were 2,299,188 common shares outstanding. As of March 21, 1997, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $17,531,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Infodata Systems Inc. (the "Company" or "Infodata") specializes in providing complex document information systems, which include integration services and software products, to commercial organizations and governmental agencies, especially the intelligence community. All of these organizations share a common problem - managing complex, unstructured information across the enterprise. Products include the recently announced Virtual File Cabinet (TM) (VFC(TM)), an Intranet-based software product that establishes a single point of access and organization for critical documents across the intranet regardless of the repository or document source; MxImage, an integrated client/server imaging, cataloging, and storage management system; and WebINQUIRE(TM), a web browser interface to the Company's mainframe text retrieval product, INQUIRE(R)/Text. The Company, in conjunction with its own service offerings, is also a value-added reseller of partner products under agreements with Adobe Systems, Inc., Documentum, Inc., Lotus Development Corporation, Netscape Communication Corporation, PC DOCS Inc., Verity, Inc. and others.

The Company has been a leader in providing electronic document management solutions. Prior to 1994, substantially all of the Company's business was derived from the sale, support, and maintenance of INQUIRE/Text, which was the leading independent full-text retrieval product in the IBM and IBM-compatible mainframe marketplace.

In 1994, Infodata successfully shifted its focus to providing a broader range of document management solutions deliverable through client/server technology. The Company's shift into the client/server arena accelerated with the acquisition of the business and certain assets of Merex, Inc., (" Merex") in October, 1995 (see Note 2 to the consolidated financial statements of the Company). Merex, a document systems solutions and integration firm, brought experienced management and staff, a diverse client base, and an established market reputation to Infodata.

Infodata's mainframe experience and recent successes in the client/server arena, and Merex's project experience in client/server document management technology, combine to produce an organization uniquely focused on solving complex information/document management problems. Management believes that Infodata's desktop-to-mainframe know-how also positions the Company to exploit the mainframe's resurgence as a server in the client/server environment, including Intranets and the Internet.

MAJOR NEW INTRANET PRODUCT

The Company's strategy is to develop products for the $700 million* content management segment of the burgeoning Intranet market. Zona Research projects the Intranet market will reach $8 billion in 1998. As DataPro reported, "One of the biggest challenges facing global organizations has been the fact that their critical assets are often contained in documents stored in disparate and incompatible systems. Accessing and sharing that information among different departments across the enterprise has been a nightmare. Infodata now has a viable solution based on industry standards, including HTTP, Java, ODMA, and CORBA."

*According to CAP Ventures, a leading Internet marketing and research firm.

VFC is a cost-effective, Web-based system for accessing, organizing, and sharing information across the corporate Intranet regardless of the repository or document source. VFC was announced in January 1997. Industry analyst and press reviews have been overwhelmingly favorable. Endorsements from Lotus, PC DOCS Inc., Verity Inc., and Adobe Systems, leaders in groupware, document management, full text retrieval, and desktop publishing, respectively, are helping to establish VFC as a de facto standard for sharing documents across an enterprise.

Infodata's strategy is twofold: First, the Company plans to establish an early customer base by both expanding the direct sales force and by creating VAR (Value Added Reseller) and OEM (Original Equipment Manufacturer) relationships. Second, Infodata is committed to maintaining its technological leadership with the VFC family of products. To implement this strategy, Infodata will be increasing marketing and software development expenses during 1997. Significant marketing expenses will be incurred for public relations, seminars, direct mail, telemarketing, and trade shows.

Software development expenses increased in 1996 to $816,000 as compared to $187,000 in 1995, largely due to VFC development. These expenses will continue to rise in 1997 as the Company implements additional VFC functionality for future versions.

While the Company believes it has sufficient capital to launch VFC, it is exploring additional funding in the future to build upon the expected success of VFC.

SERVICES AND CORE BUSINESS

The Company divides its services and core business as follows:

Client/Server Consulting Services - this group of professionals provides needs analyses, requirements definition, design, development, and support services for document systems solutions contracts. It markets to commercial and Federal (non-intelligence community) clients. The Company is also a reseller of a variety of third party products which may be included in solutions. These include products from Documentum, Verity, PC DOCS, Adobe, Netscape, and Lotus Notes. Sales of both services and third party products in this segment of the Company's business grew over 200% in 1996 over 1995, and represented 38% of the Company's 1996 revenues, up from 16% in 1995.

Intelligence Systems - this group provides similar services to Consulting Services, but to agencies of the U.S. Government which are part of the intelligence community. The Company's software engineers in this business segment hold high-level security clearances and often work on-site at secure government facilities. This group works with similar third party software products as well as the Company's INQUIRE/Text system. Sales of services and third party products to this segment grew 22% in 1996 over 1995, and represented 30% of 1996 revenues, down slightly from 33% in 1995. In the last two years, the Company has secured significant, competitively awarded contracts for client/server document management solutions to different components of the intelligence community.

INQUIRE Systems - this segment consists of sales of INQUIRE/Text upgrades, optional features, services, and maintenance. INQUIRE maintenance represented 25% of the Company's business in 1996, down from 40%. A decline is expected each year as customers either migrate off mainframe platforms altogether, or opt not to sign up for maintenance contracts because they plan to make no enhancements to existing applications, even though the applications will continue to operate. Each year, some customers who previously opted out of maintenance contracts return, as the applications in fact need updating (for example, for Year 2000 compliance). In late 1996, the Company introduced WebINQUIRETM, a web browser interface to INQUIRE/Text, with initial sales recorded in the first quarter of 1997. Although WebINQUIRE and other options are not expected to amount to a significant percentage of the Company's revenues, they carry a high gross margin.

Training - in 1996, the Company established a training division to offer customer training initially in the Adobe Acrobat and Verity Topic products. In 1997, the Company added training for Adobe's Framemaker product. Management expects that, in addition, VFC training has potential to become an important contributor to training revenues over the next several years.

Infodata has a high rate of repeat business which management believes is a result of the high degree of customer satisfaction with its services and solutions. The Company's services, training, and product businesses provide a base of business which will complement the VFC product sales segment. Developing custom solutions for customers keeps our technical professionals grounded in the real world, facilitating the conception and development of new products such as VFC.

Forward-looking statements contained in the Form 10-KSB relating to product development and revenue and net income growth are based on current expectations that involve uncertainties and risks associated with new products including, but not limited to, market conditions, successful product development and acceptance, the introduction of competitive products, economic conditions, and the timing of orders for products. The Company's actual results may differ materially from current expectations.

The Company employed a total of 70 full time employees and one part time employee at December 31, 1996.

Infodata's principal offices are located at 12150 Monument Drive, Fairfax, VA 22033. Its telephone number is 703-934-5205 and fax number is 703-934-7154. Infodata's Internet e-mail address is info@infodata.com and the Company maintains a World Wide Web home page at http://www.infodata.com.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 25,000 square feet of professional office space located at its Headquarters Office in Fairfax, Virginia (see Note 8 to the Consolidated Financial Statements contained elsewhere in this report).

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS

The following information relates to Executive Officers of the Registrant as of March 21, 1997:

               Name                    Age                   Position
               ----                    ---                   --------

           Harry Kaplowitz             53              President and Director

           Robert J. Loane             58              Senior Vice President

           Richard M. Tworek           40              Executive Vice President and Director

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

Dr. Loane joined the Company in 1968, was elected Vice President in 1978 and Senior Vice President in 1980. He is the Company's Chief Scientist.

Mr. Tworek joined the Company in October, 1995 and was elected Senior Vice President. In 1996, he was named Executive Vice President and Director of the Company. He was the founder and president of Merex, Inc. Since 1989, Merex designed and implemented large, complex client/server document systems and offered its own products as part of the solution.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Infodata's Common Stock has been quoted on the NASDAQ SmallCap Market under the symbol "INFD" since September 16, 1994. The Company's Common Stock was previously traded on the NASDAQ National Market. Market makers of the Company's Common Stock include Herzog, Heine; Mayer and Schweizter Inc.; and Patterson Travis Inc.

The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.

                                       1996                  1995
                                  High       Low        High       Low

       First Quarter             $3.27      $1.93      $2.57      $1.29
       Second Quarter             7.87       2.81       1.82       1.45
       Third Quarter             10.12       4.25       2.57       1.39
       Fourth Quarter            12.62       4.62       2.03       1.50

The market quotations reflected above are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its Common Stock and presently has no intention to do so. It believes that execution of its operating plan requires the Company to retain available funds to support future business activities. Payment of cash dividends on Common Stock in the future will be dependent upon the earnings and financial condition of the Company, and other factors which the Board of Directors may deem appropriate. See Note 7 to the 1996 Consolidated Financial Statements, contained elsewhere in this report, for information relating to cash dividends pertaining to Preferred Stock.

As of March 21, 1997, there were approximately 639 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

SUMMARY

Over the last three years, the Company's business shifted from sales of its proprietary mainframe software product, INQUIRE(R)/Text, to providing document management and access solutions in the client/server and more recently the intranet environment. Client/server and intranet consulting revenues increased from 23% of the Company's revenues in 1995 to 51% in 1996. During 1996, the Company began development of a family of intranet products called Virtual File Cabinet(TM) (VFC(TM)) and incurred substantial research and development expenses.

REVENUES

Total revenues increased $2,511,000 (36%) for the year ended December 31, 1996 compared to the prior year. Client/server related revenues increased $3,270,000 (204%) over the prior year, in part reflecting a full year of revenues from Merex, Inc. ("Merex"), which was acquired by the Company in October 1995. Revenues from third party client/server related product sales increased $898,000 (357%) over the prior year as well. INQUIRE/Text related revenues decreased by $773,000 (14%) from the prior year, with the bulk of the decrease attributable to the decline in maintenance contracts.

The Company expects that INQUIRE/Text related revenues will continue to decline over time as the product ages.

GROSS PROFIT

Gross profit increased to $4,103,000 (43% margin ) from $2,883,000 (41% margin) at December 31, 1996 and 1995, respectively. The increase in the gross profit margin was due primarily to increased commercial client/server consulting during 1996, offset in part by the decline in high margin INQUIRE/Text maintenance revenues.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was $816,000 and $187,000 for the years ended December 31, 1996 and 1995, respectively. The principal cause of the increase was the development of the Company's new VFC software product announced in January 1997. The Company expects research and development expense will increase in 1997 and beyond as new products and product enhancements are developed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,869,000 and $2,657,000 for the years ended December 31, 1996 and 1995, respectively. The increase was due primarily to an increase in the sales staff for the planned release of VFC. The Company expects sales and marketing expenses to increase significantly in 1997 as various releases of VFC are launched.

INTEREST INCOME AND EXPENSE

Interest income was $96,000 and $119,000 for the years ended December 31, 1996 and 1995, respectively. The decrease was primarily due to a lower average market yield on cash and cash equivalents in 1996 compared to 1995. The company invested only in short term, highly liquid money market instruments. Interest expense decreased to $11,000 in 1996 from $24,000 in the prior year. The expense is primarily related to capital equipment leases which expire through 1998.

NET INCOME

Net income was $503,000 and $131,000 for the years ended December 31, 1996 and 1995, respectively. The increase in earnings was due to the factors discussed above. The Company expects substantial but sequentially declining operating losses in the first three quarters of 1997 as a result of significant increases in both research and development expense and sales and marketing expense, as the new Virtual File Cabinet family of products is released. R&D expenses will increase because succeeding versions of VFC and related products will be introduced to maintain technological leadership. Sales and marketing expenses will increase as the direct sales force is deployed to obtain initial sales, and as reseller channels are established.

As a result of preferred stock dividends of $58,000 and $120,000 paid in 1996 and 1995, respectively, net income available to holders of common stock amounted to $445,000, or $.20 per share ($.18 fully diluted), and $11,000, or $.01 per share, respectively. During 1996, all of the outstanding preferred stock was converted into common stock and, therefore, no preferred stock dividends will be paid in 1997.

NEW ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants (the "AICPA") recently approved for exposure a draft Statement of Position (the "Exposure Draft") that would supersede SOP 91-1, Software Revenue Recognition. The Exposure Draft provides additional guidance with respect to multiple elements, returns, exchanges, and platform transfer rights, resellers, services, funded software-development arrangements, and contract accounting. If approved, the Exposure Draft would need to be implemented for years beginning after December 15, 1996. The Company believes that the proposed changes will not have a material adverse financial impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operating activities of $1,140,000 in 1996 compared to $208,000 for the prior year. The increase was due to the increase in net income discussed earlier and a decrease in accounts receivables at December 31, 1996.

Cash used in investing activities was $1,396,000 for the year ended December 31, 1996 compared to $87,000 for the prior year. The primary cause for the increase was the purchase of short-term investments and purchase of fixed assets, consisting primarily of computers and computer equipment. The Company had no commitments for material capital expenditures as of December 31, 1996.

Cash provided by financing activities was $46,000 for the year ended December 31, 1996 compared to cash used in financing activities of $370,000 for the prior year. The primary source of cash provided by financing activities in 1996 was from issuance of common stock under the Company's stock option plan. Working capital was $1,612,000 and $1,220,000 at December 31, 1996 and 1995, respectively. The current ratio increased to 1.70 from 1.52 over the same period. The Company's long term liabilities at December 31, 1996 were $52,000 relating primarily to capital leases.

Cash, cash equivalents and short-term investments totaled $2,213,000 at December 31, 1996 compared to $1,509,000 for the prior year period. The Company believes cash and cash equivalents on hand and cash flows from operating activities will be sufficient to fund operations for the next twelve months. In addition, the Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a rate which approximated prime at December 31, 1996. No borrowings were made in 1996 and no balance is currently outstanding.

In the longer term, the Company believes it has adequate financial flexibility to increase its borrowing capacity and access the financial markets to accommodate its growth strategy.

On May 17, 1996, the Company distributed a one-for-six stock dividend on its common stock. On August 26, 1996, it effected a two-for-one stock split in the form of a 100 percent stock dividend on its common stock. During 1996, all of the Company's outstanding shares of preferred stock were converted into common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4a of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  FINANCIAL  STATEMENTS.  The financial statements and exhibits required by
     Item  7  and   this   Item  13  of  Form   10-KSB   are   listed   below.


     Index to Consolidated Financial Statements:
                                                                        PAGE
                                                                        ----
     Report of Independent Public Accountants                            12

     Consolidated Statements of Operations - Each of the                 13
     two years in the period ended December 31, 1996 and 1995

     Consolidated Balance Sheets - December 31, 1996 and 1995         14-15

     Consolidated Statements of Shareholders' Equity - Each of           16
     the two years ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Each of the two             17
     years in the period ended December 31, 1996 and 1995

     Notes to Consolidated Financial Statements - December 31, 1996   18-27
     and 1995

(b)  Reports on Form 8-K.
     None.

                                 EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------
     3(a)      Certificate of Incorporation  (incorporated herein by reference to exhibit A to the  Registrant's  proxy  statement dated April
               10, 1995)


      (b) By-Laws (incorporated herein by reference to exhibit B to the registrant's proxy statement dated April 10, 1995)

    10(a)      Executive Separation Agreement between the Registrant and Harry
               Kaplowitz (incorporated herein by reference to exhibit 10(a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      (b)      Executive  Separation  Agreement  between  the  Registrant  and
               Robert Loane (incorporated herein by reference to exhibit 10(b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      (c) Incentive Stock Option Plan (incorporated herein by reference to exhibit 10(d) to the Registrant's Annual Report on Form
               10-KSB for the fiscal year ended December 31, 1993)

      (d)      Non-Qualified   Stock  Option  Plan  (incorporated   herein  by
               reference to exhibit 10(z) to the registrant's annual report on
               Form 10-KSB for the fiscal year ended December 31, 1994)

      (e) Stock Warrant Purchase Plan (incorporated herein by reference to exhibit 10(cc) to the Registrant's Annual Report on Form
               10-KSB for the fiscal year ended December 31, 1994)

      (f)      Office Building  Lease,  dated April 12, 1993, for One Monument
               Drive (incorporated herein by reference to exhibit 10(dd) to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1994)

      (g)      Lease for Data Processing  Services  Agreement,  dated July 29,
               1994, between the Registrant and Financial  Technologies,  Inc.
               relating to data processing services (incorporated herein by reference to exhibit 10(ee) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

      (h) Commercial Note dated February 23, 1995 between the Registrant and Crestar Bank (incorporated herein by reference to exhibit
               10(ff) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

      (i)      1995 Stock  Option Plan  (incorporated  herein by  reference to exhibit D to the  Registrant's  proxy statement dated April 10,
               1995)

      (j) Employment Agreement between Registrant and Richard M. Tworek dated October 11, 1995

      (k) Asset Purchase Agreement and Plan of Reorganization, dated as of October 6, 1995, among Infodata Systems Inc., Merex, Inc.,
               Richard M.  Tworek,  Mary  Margaret  Styer and Andrew M. Fregly
               (incorporated herein by reference to the Registrant's Form 8-K dated October 11, 1995)




      21       Subsidiaries   of  the  Registrant   (incorporated   herein  by
               reference to exhibit 21 to the  Registrant's  Annual  Report on
               Form 10-KSB for the fiscal year ended December 31, 1995)

      27       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFODATA SYSTEMS INC.

BY:    /s/HARRY KAPLOWITZ               Date: March 28, 1997
       ------------------
       Harry Kaplowitz
       President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

SIGNATURE                               TITLE                         DATE

Richard T. Bueschel                     Chairman of the Board         March 28, 1997
---------------------
Richard T. Bueschel

Laurence C. Glazer                      Director                      March 28, 1997
---------------------
Laurence C. Glazer

Harry Kaplowitz                         President and Director        March 28, 1997
---------------------
Harry Kaplowitz

Robert M. Leopold                       Director                      March 28, 1997
---------------------
Robert M. Leopold

Isaac Pollak                            Director                      March 28, 1997
---------------------
Isaac Pollak

Millard Pryor                           Director                      March 28, 1997
---------------------
Millard Pryor

Richard Tworek                          Executive VP and Director     March 28, 1997
---------------------
Richard Tworek

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Infodata Systems Inc.:

We have audited the accompanying consolidated balance sheets of Infodata Systems Inc. (a Virginia corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infodata Systems Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Washington, D.C.                                  Arthur Andersen LLP
March 5, 1997

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                                         1996            1995
                                                         ----            ----

Revenues............................................     $9,560          $7,049

Cost of revenues....................................      5,457           4,166
                                                         -------         -------

     Gross profit...................................      4,103           2,883
                                                         -------         -------

Operating expenses:
  Research and development..........................        816             187
  Selling, general, and administrative..............      2,869           2,657
                                                         -------         -------
                                                          3,685           2,844

     Operating income...............................        418              39
                                                         -------         -------

  Interest income...................................         96             119
  Interest expense..................................        (11)            (24)
                                                         -------         -------

  Income before income taxes........................        503             134

  Provision for income taxes........................         --               3
                                                         -------         -------

  Net income........................................     $  503          $  131
                                                         =======         =======

  Preferred dividends................................        58             120
                                                         -------         -------

  Net income available to common shareholders........    $  445          $   11
                                                         =======         =======


  Per share:
    Net income available to common shareholders per
    common and equivalent share-
      Primary.......................................     $  .20          $  .01
                                                         =======         =======
      Fully Diluted.................................     $  .18          $  .01
                                                         =======         =======


       The accompanying notes are an integral part of these statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

ASSETS

                                                                         DECEMBER 31,
                                                                     1996            1995
                                                                    ------          ------
Current assets:

      Cash and cash equivalents.................................     $1,266          $1,476
      Short-term investments....................................        947              33
      Accounts receivable, net of allowance of $80 in 1996
       and $30 in 1995..........................................      1,522           1,901
      Prepaid royalties.........................................         --              18
      Other current assets......................................        185             146
                                                                     -------         -------


            Total current assets................................      3,920           3,574
                                                                     -------         -------

Property and equipment, at cost:
      Furniture and equipment...................................      2,373           2,046
      Less accumulated depreciation and amortization............     (1,897)         (1,633)
                                                                     -------         -------
                                                                        476             413


Goodwill, net of amortization of  $31 in 1996 and $6 in 1995....        274             264


Other assets....................................................        137              68


Software development costs, net of accumulated
 amortization of $2,052 in 1996 and $2,010 in 1995 (Note 3).....         84             126
                                                                     -------         -------


Total assets....................................................     $4,891          $4,445
                                                                     =======         =======

       The accompanying notes are an integral part of these statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         DECEMBER 31,
                                                                     1996            1995
                                                                    ------          ------
Current liabilities:

    Current portion of capital lease obligations................     $   46          $  106
    Current portion of note payable.............................         --               2
    Accounts payable............................................        327             335
    Accrued expenses............................................        823             677
    Deferred revenue............................................      1,079           1,171
    Preferred dividend payable..................................         --              30
    Current portion of deferred rent............................         33              33
                                                                     -------         -------

         Total current liabilities..............................      2,308           2,354
                                                                     -------         -------

Capital lease obligations.......................................         33              82
Deferred revenue................................................         75             192
Deferred rent...................................................         19              52
                                                                     -------         -------

         Total liabilities......................................      2,435           2,680
                                                                     -------         -------

Commitments and contingencies (Note 8)

Shareholders' equity:
       Preferred stock, $1.00 par value, 500,000
       shares authorized; none and 131,500 issued
       and outstanding ($0 and $1,523 involuntary
       liquidation preference) in 1996 and 1995,
       respectively.............................................         --             132

       Common stock, $.03 par value, 6,666,666
       shares authorized; 2,277,865 and 1,465,336
       shares issued and outstanding in 1996 and
       1995, respectively.......................................         68              44

       Additional paid-in capital...............................      9,055           8,056

       Accumulated deficit......................................     (6,667)         (6,467)
                                                                     -------         -------
Total shareholders' equity......................................      2,456           1,765
                                                                     -------         -------
Total liabilities and shareholders' equity......................     $4,891          $4,445


       The accompanying notes are an integral part of these statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                     Additional
                                           Preferred Stock          Common Stock        Paid-In       Accumulated     Shareholders'
                                          Shares     Amount     Shares      Amount      Capital         Deficit          Equity
                                          ------     ------     ------      ------      -------       -----------     -------------

Balance at December 31, 1994.........     133,500    $ 134      1,204,748     $37       $7,768         $(6,478)          $1,461

  Conversion of preferred stock
  for common stock...................      (2,000)      (2)         5,146      --            2              --               --

  Issuance of shares for business
  acquisition........................          --       --        210,000       6          230              --              236

  Issuance of shares for services....          --       --          8,000      --            9              --                9

  Exercise of stock options..........          --       --         37,442       1           47              --               48

  Dividends on preferred stock.......          --       --             --      --           --            (120)            (120)

  Net income.........................          --       --             --      --           --             131              131
                                         ---------    -----      ----------   ----      -------        --------         --------

  Balance at December 31, 1995.......     131,500      132       1,465,336     44        8,056          (6,467)           1,765

  1:6 Common stock dividend..........                              241,063      7          636            (643)              --

  Redemption of preferred shares for
  common.............................    (131,500)    (132)        394,614     12          120                               --

  Fractional share redemption........          --       --              --     --           --              (2)              (2)

  Exercise of stock options..........          --       --         176,852      5          243              --              248

  Dividends on preferred stock.......          --       --              --     --           --             (58)             (58)

  Net income.........................          --       --              --     --           --             503              503
                                         ---------    -----      ----------   ----      -------        --------         --------
  Balance at December 31, 1996.......          --     $ --       2,277,865    $68       $9,055         $(6,667)          $2,456
                                         ---------    -----      ----------   ----      -------        -------          --------

The accompanying notes are an integral part of these statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                           1996            1995
                                                                                          ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income..........................................................................   $   503         $   131
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization...................................................       264             275
       Software amortization...........................................................        42             373
       Goodwill and other intangible amortization......................................        48              10
       Cancellation of note payable....................................................        --             (85)
       Write-down of leased assets.....................................................        --              20
       Changes in operating assets and liabilities:
            Accounts receivable........................................................       379            (464)
            Prepaid royalties and other current assets.................................       (21)            124
            Accounts payable...........................................................        (8)             94
            Accrued expenses...........................................................       175             (12)
            Deferred revenue...........................................................      (209)           (226)
            Deferred rent..............................................................       (33)            (32)
                                                                                          --------        --------
                 Net cash provided by operating activities.............................     1,140             208
                                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Software development costs capitalized..........................................        --              (3)
       Purchases of property and equipment, net........................................      (357)            (84)
       Business acquisition............................................................       (23)            (47)
       Loan to officer ................................................................       (70)             --
       Purchases of short-term investments.............................................      (943)             --
       Proceeds from maturity of short-term investments................................        29              47
       Other...........................................................................       (32)             --
                                                                                          --------        --------
                 Net cash used in investing activities.................................    (1,396)            (87)
                                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations...........................................      (108)           (122)
       Payments of notes payable.......................................................        (2)            (21)
       Retirement of acquisition-related note payable..................................        --            (155)
       Preferred stock dividends.......................................................       (88)           (120)
       Issuance of common stock........................................................       244              48
                                                                                          --------        --------
                 Net cash provided by (used in) financing activities...................        46            (370)
                                                                                          --------        --------

Net decrease in cash and cash equivalents..............................................      (210)           (249)

Cash and cash equivalents at beginning of year.........................................   $ 1,476         $ 1,725
                                                                                          --------        --------
Cash and cash equivalents at end of year...............................................   $ 1,266         $ 1,476
                                                                                          ========        ========

        The accompanying notes are an integral part of these statements

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries, Infodata Systems International Inc. and Infodata Research and Development Corporation. These entities are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to 1995 balances to conform to the current-year presentation.

NATURE OF BUSINESS

The Company provides complete Electronic Document Management System ("EDMS") solutions through the sale of products and software integration services. Sales to the U.S. government represent a significant portion of the Company's revenue.

RISKS AND UNCERTAINTIES

The Company is in the process of releasing a new proprietary software product, the Virtual File Cabinet ("VFC"). In doing so, the Company has incurred significant costs related to this product and will continue to incur these costs in the future. Although management expects to generate revenues on this product in the future, no sales were made during 1996. Also, there can be no assurance of VFC revenues in the future. Management has identified potential contingency plans to mitigate the Company's future liquidity risk and believes that such plans would be effective.

The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent liabilities, and the reporting of revenues and expenses to prepare these financial statements in conformity with Generally Accepted Accounting Principles. Actual results could differ from those estimates.

REVENUE RECOGNITION

Software Licenses--The Company recognizes revenue from sales of software licenses upon delivery of the software product to the customer or upon customer acceptance if a trial period exists.

Post Contract Customer Support and Software Services--Revenues from post contract support, including revenue bundled with the initial license fee, are recognized ratably over the period customer support services are provided. Software services revenue is recognized as performed.

Consulting and Professional Service Contracts--Revenues from consulting and professional service contracts are recognized on the percentage-of-completion method for fixed-price contracts and on the basis of hours incurred at contract rates for time-and-material contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

The American Institute of Certified Public Accountants (the "AICPA") recently approved for exposure a draft Statement of Position (the "Exposure Draft") that would supersede SOP 91-1, Software Revenue Recognition. The Exposure Draft provides additional guidance with respect to multiple elements, returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. If approved, the Exposure Draft would need to be implemented for years beginning after December 15, 1996. The Company believes that the proposed changes will not have a material adverse financial impact on the Company.

Revenues from foreign customers totaled approximately $361,000 and $594,000 for the years ended December 31, 1996 and 1995, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All highly liquid investments with an original maturity of 90 days or less at time of purchase are considered to be cash equivalents. At December 31, 1996 and 1995, the Company had $768,000 and $1,269,000, respectively, of cash equivalents invested in commercial paper. Short-term investments available for sale at December 31, 1996, totaled approximately $943,000 and consisted of commercial paper and U.S. Treasury Bills with maturities greater than 90 days for which carrying value approximated market value. There were no similar short-term investments at December 31, 1995. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

Additionally, at December 31, 1996 and 1995, certificates of deposit included in short term investments totaled approximately $4,000 and $33,000, respectively, which were restricted pursuant to certain capital lease obligations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest totaled $11,000 and $22,000 in 1996 and 1995, respectively. Cash payments for income taxes totaled $4,000 and $7,000 in 1996 and 1995, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is depreciated using the straight-line method. Computers and related equipment are depreciated over three years and furniture and equipment are depreciated over six years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

GOODWILL

Goodwill is amortized using the straight-line method over a life of ten years. On a periodic basis, the expected future undiscounted cash flows are compared with the carrying value of goodwill to test for potential impairment. The amount of goodwill impairment, if any, would be measured based on the projected discounted cash flows using a discount rate reflecting the Company's average cost of funds. As of December 31, 1996, the Company does not believe there has been an impairment of goodwill.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

Additional goodwill incurred in 1996 totaled approximately $42,000, which resulted from final adjustments relating to the Merex acquisition in October 1995.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

NET INCOME PER COMMON SHARE

For the years ended December 31, 1996 and 1995, the weighted-average number of common and common equivalent shares used in the calculation of primary net income per share was approximately 2,162,000 and 1,694,000. On a fully diluted basis for the year ended December 31, 1996, the weighted-average number of common and common equivalent shares was approximately 2,718,000. Net income for the years ended December 31, 1996 and 1995, has been decreased for preferred stock dividends of $58,000 and $120,000, respectively, to arrive at net income available to common shareholders.

SIGNIFICANT CUSTOMERS

Sales to U.S. government agencies totaled approximately $4,255,000 and $2,586,000 in 1996 and 1995, respectively. As of December 31, 1996 and 1995, accounts receivable due from U.S. government agencies amounted to approximately $655,000 and $678,000, respectively.

NOTE 2. BUSINESS ACQUISITION

On October 11, 1995, the Company consummated its purchase of substantially all the assets and the assumption of certain liabilities of Merex, Inc. ("Merex"), in consideration for 210,000 shares of the Company's common stock (restricted as to sale) with a fair value estimated by the Company's Board of Directors at $1.125 per share. The final acquisition cost was approximately $361,000, including direct costs of acquisition. Approximately $60,000 was allocated to identified acquired intangibles, $312,000 to goodwill, including purchase accounting adjustments of approximately $25,000 relating to termination of the Merex office lease, and $35,000 relating to SEC registration costs the company is obligated to pay on behalf of the former Merex shareholders. Merex was engaged in the business of marketing and delivering of electronic document management solutions to businesses and U.S. government agencies.

The unaudited pro forma financial information presented below reflects the acquisition of Merex as if the acquisition had occurred on January 1, 1995. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions been consummated at that time.

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1995
                                                                  (Unaudited)

     Revenue......................................                 $  8,888
     Net income...................................                       89
     Less - Preferred dividend....................                     (120)
     Net loss available to common shareholders....                      (31)
     Net loss per share...........................                  $ (0.02)

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995


NOTE 3.  SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technological feasibility and the continuing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Amortization expense is determined on an individual product basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product, generally three to five years. Amortization of software development costs is included in cost of revenues in the accompanying consolidated statements of operations.

Capitalized costs totaled $0 and $3,000 for the years ended December 31, 1996 and 1995, respectively.

Periodically, the Company reviews the estimated lives of and amounts assigned to software development costs. In light of changing technology, the Company makes revisions to estimated lives and adjusts amounts assigned as appropriate. On December 31, 1995, the Company extended the remaining amortization period to expire in 1998 to reflect the continued longevity of the INQUIRE product as reflected by the substantial revenue stream associated with maintenance renewals. The impact of such revision in estimated remaining useful life increased net income by approximately $22,000 in 1996.

NOTE 4.  INCOME TAXES

At December 31, 1996, the Company had approximately $5,347,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 1998 through 2011. In addition, at December 31, 1996, the Company had $70,000 in research and development tax credit carryforwards expiring in 1997 and $55,000 in investment tax credit carryforwards expiring in 1997 through 2000.

The actual income tax expense attributable to pretax income for the year ended December 31, 1996, and December 31, 1995, respectively, differed from the amount computed by applying the Federal statutory rate of 34 percent as a result of the following:

                                                                      1996         1995
                                                                     ------       ------

        Tax at statutory rate...........................           $ 171,000    $  46,000
        Benefit of operating loss carryforwards.........                  --      (55,000)
        Benefit of stock options exercised..............            (192,000)          --
        Nondeductible amortization......................              16,000        3,000
        Miscellaneous items.............................               5,000        6,000
        Alternative Minimum Tax.........................                  --        3,000
                                                                   ----------   ----------
                                                                   $       0    $   3,000
                                                                   ==========   ==========

The 1995 provision for income taxes relates solely to the currently payable Federal alternative minimum tax.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 1996 and 1995:

                                                                      1996            1995
                                                                     ------          ------

 Deferred tax liabilities:

    Net software development costs.....................            $       --      $  (48,000)
                                                                      (32,000)
    Other..............................................                    --         (10,000)
                                                                   -----------     -----------
                                                                      (32,000)        (58,000)

 Deferred tax assets:

    Net operating loss carryforward....................             2,030,000       1,974,000
    Investment tax credit and research and
      development tax credits carry forward............               125,000         207,000
    Other..............................................                92,000          55,000
                                                                   -----------     -----------
                                                                    2,247,000       2,236,000

 Net deferred tax asset before valuation allowance.....             2,215,000       2,178,000

 Valuation allowance...................................            (2,215,000)     (2,178,000)
                                                                   -----------     -----------
 Net deferred tax asset................................            $       --      $       --
                                                                   ===========     ===========

Under the provisions of SFAS No. 109, the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income. The carryforwards will be benefited for financial reporting purposes when utilized to offset future taxable income.

NOTE 5.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities approximate fair value due to the short maturity of these instruments.

NOTE 6.  NOTES PAYABLE

During 1993, the Company entered into an agreement with Open Text Corporation ("OTC"), whereby the Company acted as a reseller of OTC's text retrieval software. Under the terms of the agreement, the Company incurred a note payable for certain non-refundable royalties. Due to the Company's concern with OTC's product performance and timely delivery of new releases and the attendant customer dissatisfaction, the Company terminated the reseller agreement during the second quarter of 1995 and negotiated cancellation of the remaining balance of the note during the third quarter of 1995.

In November 1996, the Company entered into a working capital line of credit with Merrill Lynch Business Financial Services Inc. This loan facility provides the Company with up to a $1,000,000 line of credit at a

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

per annum rate equal to the sum of 2.9 percent plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. Advances on the facility are based on eligible billed accounts receivable less than 90 days old. The facility expires in November 1997. As of December 31, 1996, the Company has made no borrowings under this line of credit.

NOTE 7.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

During 1996, all the outstanding shares of preferred stock were converted into common stock, and all dividends in arrears were satisfied by issuance of an equivalent number of common shares.

At December 31, 1995, 131,500 shares of convertible preferred stock were outstanding. The preferred shares had the following provisions:

     o Cumulative, preferential dividends paid quarterly if declared by the Board of Directors at an annual rate of 9 percent ($.90 per share).
     o The option to convert one share of preferred stock for 1.111 common shares.
     o Full voting rights, to the extent of common shares that would be held upon conversion. Pre-emptive rights relating to future stock offerings.
     o Preference in the distribution of corporate assets up to $10.00 per share plus cumulative unpaid dividends.
     o All the preferred stock was redeemable at the option of the Company at a price of $10.00 per share.

Dividends on preferred stock were paid upon declaration by the Board of Directors. Cash dividends of $58,000 ($0.45 per preferred share) and $120,000 ($0.90 per preferred share) were declared during 1996 and 1995, respectively.

OPTIONS AND WARRANTS

In April 1995, the Company's shareholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan") which consolidates and is the successor to the Company's Incentive Stock Option Plan approved by shareholders in 1991 and the Non-Qualified Stock Option Plan approved in 1992 (together, the "Predecessor Plans"). Options have been granted to employees as well as to members of the Board of Directors. The 1995 Plan also provides for the automatic granting of a fixed number of options each year to members of the Compensation Committee of the Company's Board of Directors and increases the total number of shares authorized for issuance upon the exercise of options from the 777,779 shares previously authorized to 1,011,000 shares.

Under the 1995 Plan, options may be granted at prices not less than 100 percent of the fair market value of the common stock at the date of grant. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under the Predecessor Plans, five years from the date of grant or one month after termination of employment for options issued under the 1995 Plan. At December 31, 1996, options to purchase 397,000 shares of common stock were exercisable.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

As of December 31, 1996, warrants remained outstanding for the right to purchase 15,556 shares of common stock issued to certain former members of the Board of Directors and to certain non-affiliated parties.

These warrants, which are exercisable for seven years from date of grant, are exercisable upon grant. Warrants to purchase an additional 7,777 shares of common stock are authorized for future issuance.

As of December 31, 1996, the Company has reserved a total of approximately 1,042,000 shares of common stock for future issuance upon the exercise of stock options and exercise of stock warrants.

A summary of option and warrant activity under the 1995 Plan and the Predecessor Plans is presented below:

                                                                          NUMBER OF EQUIVALENT SHARES
                                                                   INCENTIVE       NON-QUALIFIED     WARRANTS
                                                                     STOCK            STOCK
                                                                    OPTIONS          OPTIONS

    Outstanding at December 31, 1994                                526,146           87,112          15,556
        Granted....................................                  29,166           14,000             --
        Exercised..................................                 (43,681)              --             --
        Expired or canceled........................                (142,770)              --             --
                                                                   ---------        ---------        --------
    Outstanding at December 31, 1995...........                     368,861          101,112          15,556
        Granted....................................                 246,655           92,998              --
        Exercised..................................                 (52,322)        (124,530)             --
        Expired or canceled........................                 (13,196)              --              --
                                                                   ---------        ---------        --------
    Outstanding at December 31, 1996                                549,998           69,580          15,556
                                                                   =========        =========        ========
        Exercise price.............................               $1.08 to $7.87  $1.31 to $5.03  $2.17 to $2.73



The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the Company's December 31, 1996, financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                            1996        1995
                                                            ----        ----
    Net income as reported................................$  503      $  131
    Pro forma compensation expense........................   134           3
    Pro forma net income..................................$  369      $  128

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

Per share:

     Net income available to common shareholders per common and equivalent share:

     Primary, as reported.......................... $   .20         $   .01
     Primary, pro forma............................ $   .14         $   .01
     Fully diluted, as reported.................... $   .18         $   .01
     Fully diluted, pro forma... .................. $   .13         $   .01


The weighted average fair value of options granted in 1996 and 1995 was $4.31 and $1.61, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995: no dividend yield, expected volatility of 63.0 percent, risk-free interest rate of 6.21 percent and expected life of five years.

Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

On March 15, 1996, the Board of Directors declared a one for six common stock dividend payable to shareholders of record as of April 17, 1996, and distributed on May 17, 1996. Accordingly, the fair market value (based upon quoted market prices, as adjusted) of the additional 241,063 shares issuable, which totaled $643,000, was charged to accumulated deficit and the respective amount was credited to common stock and additional paid-in-capital.

On July 30, 1996, the Company's Board of Directors approved a two-for-one common stock split in the form of a 100 percent stock distribution. The distribution was made on August 26, 1996, to common shareholders of record as of August 12, 1996. The stated par value per share of common stock was not changed from $.03 and the number of authorized shares of common stock increased from 3,333,333 to 6,666,666 shares. Accordingly, the par value of the additional shares issued was transferred from additional paid-in capital to common stock, and all share and per share amounts have been restated to retroactively reflect the stock split.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

CAPITAL LEASE OBLIGATIONS

The Company leases certain fixed assets under long-term capital lease agreements. These assets are included in the accompanying consolidated balance sheets as follows:

                                                                December 31,
                                                          1996               1995
 Property and equipment.................................$549,000           $580,000
 Less  - Accumulated depreciation and amortization......(474,000)          (403,000)
                                                        ---------          ---------
                                                        $ 75,000           $177,000
                                                        =========          =========

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

Depreciation   and   amortization  of  these  assets  is  computed  using  the
straight-line method over the shorter of the useful lives of the assets or the term of the lease obligation.

The future maturities of capital lease obligations as of December 31, 1996, are as follows:

        1997......................................       $  51,000
        1998......................................          28,000
        1999......................................           6,000
                                                         ----------
                     Total minimum payments.......          85,000
     Less - Amounts representing interest.........          (6,000)
                                                         ----------
     Present value of minimum lease payments......          79,000
     Less - Current portion.......................         (46,000)
                                                         ----------
     Long-term portion............................       $  33,000
                                                         ==========


OPERATING LEASES

Effective August 1, 1993, the Company entered into a lease for its corporate headquarters facility in Fairfax, Virginia. This lease expires July 31, 1998. Under the terms of the lease, the landlord provided various incentives, which have been deferred and classified as deferred rent in the accompanying consolidated balance sheets. These amounts will be amortized over the life of the lease. During 1996 and 1995, the Company incurred an annual rent expense of $290,000 and $297,000 for office facilities. Commitments under the Fairfax, Virginia office facilities lease amount to approximately $300,000 annually. During 1996, the company incurred $52,500 of rent expense related to space and equipment for an off-site training facility under a month-to-month lease.

Effective September 1994, the Company entered into a three-year agreement with a third party to procure outside mainframe-related data processing services. The new agreement is non-cancelable over the first two years and becomes cancelable beginning in the third year, with a penalty equal to $4,000 times the number of months remaining in the third year. The minimum commitment under this agreement amounts to $32,000 until termination in August 1997.

EMPLOYEE BENEFIT PLAN

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax deferred basis. Required Company contributions equate to 10 percent of the employee's contribution to the Benefit Plan and totaled approximately $32,000 in 1996 and $23,000 in 1995. In addition to the aforementioned contributions, the Company, at the sole discretion of its Board of Directors, may make profit-sharing contributions to the Benefit Plan; no contributions were made in 1996 or 1995.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of December 31, 1996 and 1995

CONTINGENCIES

A customer has asserted that the Company did not perform on a contract and seeks a $90,000 refund. The Company vigorously denies the assertion and management believes that based upon the current facts it is not probable that a loss will occur. Accordingly, no accrual has been made for this claim at December 31, 1996.

Costs charged to cost type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after September 30, 1987, and in the opinion of management, adjustments resulting from the completion of such audits are not expected to have a material impact on the Company's financial position or results of future operations.

RELATED-PARTY TRANSACTIONS

The Company incurred management consulting fees of approximately $195,000 and $168,000 in 1996 and 1995, respectively, for services rendered by certain Directors of the Company. Amounts payable for these services to companies employing these Directors were $12,500 and $15,000 at December 31, 1996 and 1995, respectively. Amounts receivable from a company employing a director was $13,000 at December 31, 1996.

In October 1996, the Company executed a note receivable from an officer and shareholder for $70,000 due in full on September 30, 1999 with quarterly interest payments at an annual rate of 1 percent over prime (approximately
9.25 percent at December 31, 1996) adjusted quarterly.

The Company issued 8,000 shares of restricted common stock to a Director for a total compensation expense of $9,000 in consideration for services rendered during 1995.