Form 10QSB
period 1997-03-31
INFODATA SYSTEMS INC
filed 1997-05-15
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1997

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


                          --------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

The number of shares of common stock outstanding as of May 8, 1997 was 2,317,481.

Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX


                                                                       Page(s)
                                                                       -------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements  (Unaudited)

               Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996             3

               Condensed Consolidated Balance Sheets
                   March 31, 1997 and December 31, 1996                 4-5

               Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996             6

               Notes to Condensed Consolidated Financial Statements
                   March 31, 1997 and 1996                                7

Item 2.        Management's Discussion and Analysis                     8-9

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                               11

PART I--FINANCIAL INFORMATION
ITEM 1


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,
                                                           1997             1996
                                                        ---------------------------
Revenues............................................     $2,041           $2,493

Cost of revenues....................................      1,350            1,668
                                                         -------          -------

Gross profit........................................        691              825
                                                         -------          -------

Operating expenses:
Research and development............................        367               57
Selling, general and administrative.................      1,207              645
                                                         -------          -------
                                                          1,574              702
                                                         -------          -------

Operating income (loss):............................       (883)             123

Interest income.....................................         25               20
Interest expense....................................         (2)              (4)
                                                         -------          -------

Income (loss) before income taxes...................       (860)             139

Provision for income taxes..........................         (5)               3
                                                         -------          -------

Net income (loss)...................................     $ (855)          $  136
                                                         =======          =======

Preferred dividends.................................          -              (30)

Income (loss) applicable to common shares...........     $ (855)          $  106
                                                         =======          =======

Per share data (primary and fully diluted):
   Net income (loss) per common share...............     $ (.32)          $  .06
                                                         =======          =======

Weighted average shares outstanding.................      2,667            1,848
                                                         =======          =======

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                        March 31,      December 31
                                                           1997             1996
                                                        ---------------------------

ASSETS
Current assets:
     Cash and cash equivalents......................     $   771          $ 1,266
     Short term investments.........................         632              947
     Accounts receivable, net of allowance of
      $80 and $30...................................       1,391            1,522
     Other current assets...........................         253              185
                                                         --------         --------
         Total current assets.......................       3,047            3,920
                                                         --------         --------

Property and equipment, at cost:
     Furniture and equipment........................       2,527            2,373
     Less accumulated depreciation and amortization.      (1,976)          (1,897)
                                                         --------         --------
                                                             551              476

Goodwill, net.......................................         262              274

Other assets........................................         141              137


Software development costs, net.....................          74               84
                                                         --------         --------

Total assets........................................     $ 4,075          $ 4,891
                                                         ========         ========


The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)


                                                        March 31,      December 31
                                                           1997             1996
                                                        ---------------------------
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
Current portion of capital lease obligations.......      $    44          $    46
Accounts payable...................................          174              327
Accrued expenses...................................          915              823
Deferred revenue...................................        1,088            1,079
Current portion of deferred rent...................           33               33
                                                         --------         --------

Total current liabilities..........................        2,254            2,308

Capital lease obligations..........................           23               33
Deferred revenue...................................           75               75
Deferred rent......................................           11               19
                                                         --------         --------

Total liabilities .................................        2,363            2,435

Shareholders' equity:
Common stock.......................................           69               68
Additional paid-in capital.........................        9,165            9,055
Accumulated deficit................................       (7,522)          (6,667)
                                                         --------         --------
Total shareholders' equity.........................        1,712            2,456
                                                         --------         --------
Total liabilities and shareholders' equity               $ 4,075          $ 4,891

The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           1997             1996
                                                        ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..................................         $  (855)         $   136
    Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization..............          79               63
         Software amortization......................          10               11
         Goodwill and other intangible amortization.          12               11
         Other......................................          --               (4)

    Changes in operating assets and liabilities:
         Accounts receivable........................         131             (261)
         Other current assets.......................         (68)             (45)
         Other assets...............................          (3)              --
         Accounts payable...........................        (176)             395
         Accrued expenses...........................          93               58
         Deferred revenue...........................           9              144
         Deferred rent..............................          (8)             (14)
                                                         --------         --------
             Net cash provided by (used in)
              operating activities..................        (776)             494
                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net........        (132)             (25)
    Business acquisition............................          --              (12)
    Proceeds from maturity of short term investments         314               21
                                                         --------         --------
             Net cash provided by (used in)
              investing activities..................         182              (16)
                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations...........         (12)             (38)
    Payments of notes payable.......................          --               (2)
    Preferred stock dividends.......................          --              (59)
    Issuance of common stock........................         111               --
                                                         --------         --------
              Net cash provided by (used in)
               financing activities.................          99              (99)
                                                         --------         --------

     Net increase in cash and cash equivalents......        (495)             379

     Cash and cash equivalents at beginning of
      period........................................       1,266            1,476
                                                         --------         --------

     Cash and cash equivalents at end of period.....     $   771          $ 1,855
                                                         ========         ========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B--NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 128, "Earnings per Share", changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.

NOTE C--LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in November 1997 and the Company has made no borrowings under this line of credit.

NOTE D--SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $2,000 and $4,000 for the periods ended March 31, 1997 and 1996, respectively. No cash was paid for income taxes in either period.

NOTE E--RISKS AND UNCERTAINTIES

The Company is developing the Virtual File CabinetTM(VFCTM), a major family of new proprietary software products. In doing so, the Company has incurred significant costs related to this product and will continue to incur these costs in the future. Although management expects to generate revenues from this product in the future, no sales were made in the first quarter. Also, there can be no assurance as to the amount of VFC revenues in the future. Management has identified potential contingency plans to mitigate the Company's future liquidity risk and believes that such plans would be effective. Furthermore, the Board of Directors and management have initiated discussions with various sources regarding additional financing to support the VFC business.

In 1996, a customer asserted that the Company did not perform on a contract and sought a $90,000 refund. The Company vigorously denies the assertion and management believes that based upon the current facts it is not probable that a loss will incur. Accordingly, no accrual has been made for this claim at March 31, 1997.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended March 31, 1997 totaled $2,041,000, a decrease of $452,000 (18%) below the three month period ended March 31, 1996. The Company's revenues have been attributable to three sources:
INQUIRE-related services, products, and maintenance; services and products provided to the intelligence community; and other client/server products and services.

INQUIRE-related revenues increased by 6% during the quarter compared to the corresponding quarter last year. Sales of WebINQUIRETM as well as other INQUIRE-related product upgrades offset the decline in INQUIRE maintenance revenues. The Company continues to project that INQUIRE-related revenues will decline over time.

Client/server product and service revenues decreased by 57% below the corresponding period last year. Without the effect of a large one-time client/server product sale in the first quarter of 1996, the decline would have been 36%, reflecting the impact of a shift of sales and engineering resources from services to VFC. The Company expects this condition will continue in the second quarter but that services revenues will increase in the third quarter. Additional business development and promotional resources have been applied to strengthen future prospects for this portion of the business.

Intelligence-related revenues, which are now primarily derived from client/server services, increased 17%. The Company has launched a number of new marketing initiatives directed towards this segment. The Company believes that many intelligence community information systems needs can be met with a combination of the Company's document systems products and services.

GROSS PROFIT

Gross profit decreased to $691,000 (34% of revenues) for the three months ended March 31, 1997, from $825,000 (33% of revenues) for the same period ended March 31, 1996. The decline in gross profit for the first quarter of 1997 is due primarily to the decrease in revenues mentioned above.

RESEARCH AND DEVELOPMENT EXPENSE

During the first quarter of 1997, the Company expanded the resources dedicated to the development of VFC. This resulted in research and development expense of $367,000 for the three months ended March 31, 1997, reflecting an increase of $310,000 over the three months ended March 31, 1996. The Company expects that research and development expense is likely to increase for the remainder of 1997 and beyond as new products and product enhancements in the VFC family are developed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $1,207,000 for the three months ending March 31, 1997 from $645,000 for the same period ended March 31, 1996. The increase for this period is due almost entirely to an increase in sales and marketing staff and marketing expenses associated with the launch of VFC. Sales and marketing headcount tripled in the first quarter of 1997 compared to the first quarter of 1996, as did promotional expenses. The Company expects sales and marketing expenses to increase for the remainder of 1997 as various releases of VFC are launched and new sales channels, such as Value Added Resellers, are built.

INTEREST INCOME AND EXPENSE

Interest income was $25,000 for the three months ended March 31, 1997, and $20,000 for the same period ended March 31, 1996. The increase was primarily due to a higher average balance of cash and cash equivalents during the three months ended March 31, 1997 over the same period in 1996. The Company invested only in short-term, highly liquid money market instruments. Interest expense decreased from $4,000 to $2,000 for the three months ended March 31, 1996 and 1997, respectively. The expense is primarily related to certain capital equipment leases which expire through 1998.

NET INCOME

As a result of the above, the Company reported a net loss of $855,000 for the three months ended March 31, 1997 as compared to net income of $136,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had $1,403,000 in cash and short-term investments compared to $2,213,000 as of December 31, 1996.

At March 31, 1997, the Company had working capital of $793,000, as compared to working capital of $1,612,000 at December 31, 1996. The decrease in working capital is due primarily to the first quarter's net loss.

Net cash flow from operating activities for the three months ended March 31, 1997 was not sufficient to fund the operations of the business; however, based upon the expectation of future revenues from the Company's existing products and services, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future. Management has identified potential contingency plans to mitigate the Company's future liquidity risk and believes that such plans would be effective. Furthermore, the Board of Directors and management have initiated discussions with various sources regarding additional financing to support the VFC business (see Note E to the Condensed Consolidated Financial Statements contained elsewhere in this report).

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in November 1997 and the Company has made no borrowings under this line of credit


     FORWARD-LOOKING STATEMENTS CONTAINED IN THE FORM 10-QSB RELATING TO PRODUCT DEVELOPMENT AND REVENUE AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UP-DATE PUBLICLY THESE FORWARD -LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.
                  Exhibit No.                     Document
                  -----------              -----------------------
                      27                   Financial Data Schedule


(b) REPORTS ON FORM 8K. No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INFODATA SYSTEMS INC.


                                               BY:/s/HARRY KAPLOWITZ
Date:  May 15, 1997                            ----------------------
                                               Harry Kaplowitz
                                               President

                                               BY:/s/CHRIS DETTMAR
                                               ----------------------
                                               Chris Dettmar
                                               Chief Financial Officer