Form 10QSB
period 1997-06-30
INFODATA SYSTEMS INC
filed 1997-08-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

The number of shares of common stock outstanding as of August 4, 1997 was 2,720,207.

Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX


                                                                       Page(s)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

         Condensed Consolidated Statements of Operations
            Three Months Ended June 30, 1997 and 1996                     3

         Condensed Consolidated Statements of Operations
            Six Months Ended June 30, 1997 and 1996                       4

         Condensed Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996                         5-6

         Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1997 and 1996                       7

         Notes to Condensed Consolidated Financial Statements             8

Item 2.  Management's Discussion and Analysis                          9-10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

PART I--FINANCIAL INFORMATION
ITEM 1


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                 June 30,
                                                           1997             1996
                                                        ---------------------------
Revenues............................................     $1,956           $2,360

Cost of revenues....................................      1,066            1,410
                                                         -------          -------

Gross profit........................................        890              950
                                                         -------          -------

Operating expenses:
Research and development............................        578              199
Selling, general and administrative.................      1,295              623
                                                         -------          -------
                                                          1,873              822
                                                         -------          -------
Operating income (loss):............................       (983)             128

Interest income.....................................         15               27
Interest expense....................................         (5)              (3)
                                                         -------          -------

Income (loss) before income taxes...................       (973)             152

Provision for income taxes..........................         --                4
                                                         -------          -------

Net income (loss)...................................     $ (973)          $  148
                                                         =======          =======

Preferred dividends.................................         --              (28)

Income (loss) applicable to common shares...........     $ (973)          $  120
                                                         =======          =======

Per share data (primary and fully diluted):
    Net income (loss) per common share                   $ (.37)          $  .06
                                                         =======          =======

Weighted average shares outstanding.................      2,625            2,017
                                                         =======          =======

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                           1997             1996
                                                        ---------------------------

Revenues............................................     $ 3,997          $ 4,853

Cost of revenues....................................       2,416            3,078
                                                         --------          -------

Gross profit........................................       1,581            1,775
                                                         --------          -------

Operating expenses:
Research and development............................         945              256
Selling, general and administrative.................       2,502            1,268
                                                         --------          -------
                                                           3,447            1,524
                                                         --------          -------



Operating income (loss):............................      (1,866)             251

Interest income.....................................          40               47
Interest expense....................................          (7)              (7)
                                                         --------          -------

Income (loss) before income taxes...................      (1,833)             291

Provision for income taxes..........................          (5)               7
                                                         --------          -------


Net income (loss)...................................     $ (1,828)         $  284
                                                         =========        ========

Preferred dividends.................................           -              (58)

Income (loss) applicable to common shares...........     $ (1,828)        $   226
                                                         =========        ========

Per share data (primary and fully diluted):
       Net income (loss) per common share                $  (.69)         $   .11
                                                         =========        ========

Weighted average shares outstanding.................       2,653            1,973
                                                         =========        ========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                June 30,         December 31,
                                                                                 1997               1996
                                                                                 ----               ----
ASSETS
Current assets:
         Cash and cash equivalents........................................     $   629              $ 1,266
         Short-term investments...........................................         419                  947
         Accounts receivable, net of allowance of $80 and $30                    1,076                1,522
         Other current assets.............................................         308                  185
                                                                               --------             --------
                  Total current assets....................................       2,432                3,920
                                                                               --------             --------

Property and equipment, at cost:
         Furniture and equipment..........................................       2,644                2,373
         Less accumulated depreciation and amortization                         (2,053)              (1,897)
                                                                               --------             --------
                                                                                   591                  476

Goodwill, net.............................................................         259                  274

Other assets..............................................................         153                  137


Software development costs, net...........................................          63                   84
                                                                               --------             --------

Total assets..............................................................     $ 3,498              $ 4,891
                                                                               ========             ========

The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (Unaudited)


                                                                                June 30,         December 31,
                                                                                 1997               1996
                                                                                 ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations                                   $    37              $    46
Short-term debt .......................................................            176                   --
Accounts payable.......................................................            430                  327
Accrued expenses.......................................................            880                  823
Deferred revenue.......................................................          1,070                1,079
Current portion of deferred rent.......................................             33                   33
                                                                               --------             --------
Total current liabilities..............................................          2,626                2,308

Capital lease obligations..............................................             19                   33
Deferred revenue.......................................................             75                   75
Deferred rent..........................................................              3                   19
                                                                               --------             --------

Total liabilities .....................................................          2,723                2,435
                                                                               --------             --------
Shareholders' equity:
Common stock...........................................................             69                   68
Additional paid-in capital.............................................          9,201                9,055
Accumulated deficit....................................................         (8,495)              (6,667)
                                                                               --------             --------
Total shareholders' equity.............................................            775                2,456
                                                                               --------             --------
Total liabilities and shareholders' equity                                     $ 3,498              $ 4,891
                                                                               ========             ========

The accompanying notes are an integral part of the consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 1997               1996
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income.............................................       $ (1,828)             $   284
         Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization..............................            156                  131
            Software amortization......................................             21                   21
            Goodwill and other intangible amortization                              24                   23
            Other......................................................             --                   --

         Changes in operating assets and liabilities:
            Accounts receivable........................................            446                  339
            Other current assets.......................................           (123)                  (7)
            Other assets ..............................................            (25)                  --
            Accounts payable...........................................             53                 (163)
            Accrued expenses...........................................             57                  145
            Deferred revenue...........................................             (9)                (269)
            Deferred rent..............................................            (16)                 (22)
                                                                               --------             --------
                  Net cash (used in) provided by operating activities..         (1,244)                 482
                                                                               --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment, net(used in).............           (221)                 (73)
         Business acquisition..........................................             --                  (12)
         Proceeds from maturity of short term investments..............            528                   29
                                                                               --------             --------

                  Net cash provided by (used in) investing activities..            307                  (56)
                                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations.........................            (23)                 (67)
         Payments of notes payable.....................................             --                   (2)
              Net proceeds from short-term borrowings                              176                   --
         Preferred stock dividends.....................................             --                  (59)
                         Issuance of common stock .....................            147                   --
                                                                               --------             --------

                  Net cash provided by (used in) financing activities..            300                 (128)
                                                                               --------             --------

         Net change in cash and cash equivalents.......................           (637)                 298

         Cash and cash equivalents at beginning of period                        1,266                1,476
                                                                               --------             --------

         Cash and cash equivalents at end of period                            $   629              $ 1,774
                                                                               ========             ========


The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE C--LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in November 1997, and is contingent upon the Company meeting certain financial covenants. The Company has outstanding borrowings of $176,000 at June 30, 1997 under this line of credit.

NOTE D--SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $5,000 and $7,000 for the periods ended June 30, 1997 and 1996, respectively. No cash was paid for income taxes in either period.

NOTE E--SUBSEQUENT EVENT

On July 22, 1997, the Company acquired all of the stock of AMBIA Corporation for 400,000 shares of the Company's common stock. The acquisition was accomplished by means of a merger of a wholly-owned subsidiary of the Company into AMBIA. AMBIA develops, markets and sells software products and consulting services, which are complementary to those being developed, marketed and sold by the Company.

NOTE F--RISKS AND UNCERTAINTIES

The Company is developing the Virtual File Cabinet(TM) (VFCTM), a family of new proprietary software products. The Company has incurred significant costs related to these products and will continue to incur these costs in the future. Although management expects to generate revenues from this line of products in the future, no revenues were generated from the VFC products in the first six months of 1997. Also, there can be no assurance as to the amount of VFC revenues in the future. Management has identified potential contingency plans to mitigate the Company's future liquidity risk and believes that such plans will be effective. Furthermore, the Board of Directors and management have initiated discussions with various sources regarding additional financing to support the VFC business.

In 1996, a customer asserted that the Company did not perform on a contract and sought a $90,000 refund. The Company vigorously denies the assertion and management believes that based upon the current facts it is not probable that a loss will incur. Accordingly, no accrual has been made for this claim at June 30, 1997.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and six months ended June 30, 1997 totaled $1,956,000 and $3,997,000, respectively, reflecting decreases of $404,000 (17%) and $856,000 (18%) from the three and six month periods ended June 30, 1996, respectively. The Company's revenues have been derived from three sources:
INQUIRE(R) related services, products and maintenance; services and products provided to the intelligence community; and other client/server products and services.

INQUIRE related revenue decreased $175,798 (20%) and $132,055 (8%) for the three and six months ended June 30, 1997, respectively, as compared to the same time period in 1996. The Company expects that INQUIRE related maintenance revenues will continue to decline over time due to the maturity of the market.

Intelligence related revenues increased $163,453 (26%) and $271,533 (21%) for the three and six months ended June 30, 1997, respectively, as compared to the same time period in 1996. The increase is due to significant growth in client/server consulting and product sales, partially offset by a decline in INQUIRE related consulting to the intelligence community.

Client/server product and service revenues including training decreased $392,036 (45%) for the three-month period ended June 30, 1997 and $996,388 (52%) for the six-month period ended June 30, 1997. This reflects the shift of sales and engineering resources from services to the development and marketing of Virtual File Cabinet (TM) (VFC(TM)). The Company expects to see an improvement in these service revenues beginning later in 1997 as sales and technical resources are replenished.

GROSS PROFIT

Gross profit decreased to $890,000 and $1,581,000 for the three and six months ended June 30, 1997, respectively. This compares to a gross profit of $950,000 and $1,775,000 for the same periods ended June 30, 1996, respectively. The decreases are due to a decline in revenues in client/server products and services. As discussed above, key sales and engineering resources were shifted to the Company's VFC products from the client/server area. The Company is seeking to replace these resources by the end of the third quarter of 1997. The Company expects to see an improvement in revenues and gross profits beginning later in 1997.

RESEARCH AND DEVELOPMENT EXPENSE

The Company continues to invest heavily in the development of VFC. This resulted in research and development expense increases of $379,000 (190%) and $689,000 (269%) for the three and six months ended June 30, 1997, respectively, compared to the three and six-month expenses ended June 30, 1996, respectively. The Company expects this investment to increase throughout 1997 and beyond as VFC product enhancements and capabilities are added.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $1,295,000 and $2,502,000 for the three and six months ended June 30, 1997, respectively, from $623,000 and $1,268,000 for the same periods ended June 30, 1996, respectively. The increase for this period is due almost entirely to an expansion of the sales and marketing staff and an increase in the marketing expenses associated with VFC. The Company expects these expenses to increase throughout 1997 as new versions of VFC are released, new sales channels are established and potential markets are explored.

INTEREST INCOME AND EXPENSE

Interest income was $15,000 and $40,000 for the three and six month periods ended June 30, 1997, respectively, and $27,000 and $47,000 for the same periods ended June 30, 1996, respectively. The decrease was due to lower balances of cash, cash equivalents and short-term investments during the three and six month periods ended June 30, 1997 than in the same periods in 1996. The Company invested only in short-term, highly liquid instruments. Interest expense increased to $5,000 from $3,000 for the three month period ended June 30, 1997 compared to the same period in 1996. This was due to the utilization of a line of credit during the second quarter of 1997. Interest expense of $7,000 for the six months ended June 30, 1997 remained unchanged as compared to the same period in 1996. This expense consists primarily of interest on certain capital equipment leases that expire during 1998.

NET INCOME OR LOSS

As a result of the above, the Company reported a net loss of $973,000 and $1,828,000 for the three and six months ended June 30, 1997, respectively, as compared to net income of $148,000 and $284,000 for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $1,048,000 in cash, cash equivalents and short-term investments compared to $2,213,000 as of December 31, 1996.

At June 30, 1997, the Company had a deficit in working capital of $194,000, as compared to working capital of $1,612,000 at December 31, 1996. The decrease in working capital is due primarily to losses incurred during the first two quarters of 1997.

Net cash flow from operating activities for the six months ended June 30, 1997 was not sufficient to fund the operations of the business. However, based upon the Company's expectations of future revenue from both the Company's existing products and services and based upon new revenues expected to be generated by the AMBIA acquisition (see Note E to the Condensed Consolidated Financial Statements contained elsewhere in this report) and VFC, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future. Management is in discussions to procure additional financing to support the VFC business and to mitigate any future liquidity risk (see Note F to the Condensed Consolidated Financial Statements contained elsewhere in this report).

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in November 1997. As of June 30, 1997, the Company had outstanding borrowings of $176,000 under this line of credit.

On July 22, 1997, the Company acquired all of the stock of AMBIA Corporation for 400,000 shares of the Company's common stock. The acquisition was accomplished by means of a merger of a wholly-owned subsidiary of the Company into AMBIA. AMBIA develops, markets and sells software products and consulting services, which are complementary to those being developed, marketed and sold by the Company.

     FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB RELATING TO PRODUCT DEVELOPMENT AND REVENUE AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UP-DATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.
                    Exhibit No.                  Document
                    -----------                  --------
                        27                   Financial Data Schedule


(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1997. The Company filed a Form 8-K on August 6, 1997, relating to the acquisition of AMBIA Corporation on July 22, 1997.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INFODATA SYSTEMS INC.

                                              BY:/s/HARRY KAPLOWITZ
                                              ---------------------
Date:  August 14, 1997                        Harry Kaplowitz
                                              President


                                              BY: /s/CHRISTOPHER P. DETTMAR
                                              -----------------------------
                                              Christopher P. Dettmar
                                              Chief Financial Officer