Form 10QSB
period 1997-09-30
INFODATA SYSTEMS INC
filed 1997-11-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -------------------------

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

The number of shares of common stock outstanding as of November 12, 1997 was 2,742,377

Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                       Page(s)
PART I.  FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations            3
                 Three Months Ended September 30, 1997 and 1996

               Condensed Consolidated Statements of Operations            3
                 Nine Months Ended September 30, 1997 and 1996

               Condensed Consolidated Balance Sheets                      4
                 September 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of Cash Flows            5
                 Nine Months Ended September 30, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements       6
                 September 30, 1997 and 1996

   Item 2.     Management's Discussion and Analysis                       8


PART II.  OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                               13

                        INFODATA SYSTEMS INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                     (Amounts In Thousands, Except Per Share Data)
                                      (Unaudited)

                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                           -------------------     ---------------------
                                             1997         1996         1997         1996
                                           --------     --------     --------     --------
Revenues                                   $ 3,062      $ 2,502      $ 7,058      $ 7,355

Cost of revenues                             1,622        1,334        4,037        4,412
                                           --------     --------     --------     --------

Gross profit                                 1,440        1,168        3,021        2,943
                                           --------     --------     --------     --------

Operating expenses:
    Research and development                   751          281        1,696          537
    Selling, general and administrative      1,418          739        3,920        2,007
                                           --------     --------     --------     --------
                                             2,169        1,020        5,616        2,544
                                           --------     --------     --------     --------

Operating income (loss)                       (729)         148       (2,595)         399

Interest income                                 14           23           54           70
Interest expense                               (11)          (2)         (18)          (9)
                                           --------     --------     --------     --------

Income before income taxes                    (726)         169       (2,559)         460

Provision for income taxes                       -            -           (5)           7
                                           --------     --------     --------     --------

Net income                                 $  (726)     $   169      $(2,554)     $   453
                                           ========     ========     ========     ========

Preferred dividends                              -            -            -           58

Net income available to common
 shareholders                              $  (726)     $   169      $(2,554)     $   395
                                           ========     ========     ========     ========

Per share:
    Net income (loss) per common
    and equivalent share                   $ (0.23)     $  0.08      $ (0.83)     $  0.19
                                           ========     ========     ========     ========

Weighted average shares(*)                   3,127        2,149        3,094        2,085

(*) All share and per share amounts retroactively reflect a 2-for-1 Common Stock Split in the form of a 100%
    stock distribution made on August 26, 1996 to shareholders of record as of August 12, 1996.

The accompanying notes are an integral part of theses consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

ASSETS
                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------    ------------
Current assets
    Cash and cash equivalents                      $    432          $ 1,266
    Short term investments                              425              947
    Accounts receivable, net of allowance of
      $80 and $30                                     2,085            1,522
    Other current assets                                234              185
                                                   ---------        ---------

                Total current assets                  3,176            3,920
                                                   ---------        ---------

Property and equipment, at cost:
    Furniture and equipment                           2,713            2,373
    Less accumulated depreciation and
     amortization                                    (2,136)          (1,897)
                                                   ---------        ---------

                                                        577              476

Goodwill, net                                         2,624              274

Other assets                                            105              137

Software development costs, net                          52               84
                                                   ---------        ---------

Total assets                                        $ 6,534          $ 4,891
                                                   =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------    ------------

Current Liabilities

    Current portion of capital lease obligations   $     30         $     46
    Current portion of note payable                     958                -
    Accounts payable                                  1,130              327
    Accrued expenses                                    822              823
    Deferred revenue                                  1,070            1,079
    Current portion of deferred rent                     33               33
                                                   ---------        ---------

                Total current liabilities             4,043            2,308
                                                   ---------        ---------

Capital lease obligations                                12               33

Deferred revenue                                         75               75

Deferred rent                                             -               19
                                                   ---------        ---------

                Total liabilities                     4,130            2,435

Shareholders' equity

    Common stock                                         82               68
    Additional paid-in capital                       11,543            9,055
    Accumulated deficit                              (9,221)          (6,667)
                                                   ---------        ---------

                Total shareholders' equity            2,404            2,456
                                                   ---------        ---------

Total liabilities and shareholders' equity          $ 6,534          $ 4,891
                                                   =========        =========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                                1997        1996
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $(2,554)    $   453
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation and amortization                               239         195
       Software amortization                                        31          32
       Goodwill and other intangible amortization               (2,341)         34
       Other                                                         -          (6)

    Changes in operating assets and liabilities:
       Accounts receivable                                        (562)       (185)
       Prepaid royalties and other current assets                  (49)        (20)
       Other Assets                                                 32
       Accounts payable                                            803        (122)
       Accrued expenses                                             (8)        196
       Deferred revenue                                             (8)       (285)
       Deferred rent                                               (19)        (31)
                                                               --------    --------

          Net cash provided by operating activities             (4,436)        261
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                      (340)       (200)
    Business acquisition                                             -         (12)
    Proceeds from maturity of short term investments               522          29
                                                               --------    --------

          Net cash used in investing activities                    182        (183)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                          (37)        (84)
    Proceeds from short-term borrowing                           1,280
    Payments of notes payable                                     (324)         (2)
    Preferred stock dividends                                        -         (87)
    Issuance of common stock                                     2,501         155
                                                               --------    --------

          Net cash used in financing activities                  3,420         (18)
                                                               --------    --------

    Net increase in cash and cash equivalents                     (834)         60

    Cash and cash equivalents at beginning of period             1,266       1,476
                                                               --------    --------

    Cash and cash equivalents at end of period                   $ 432      $1,536
                                                               ========    ========


  The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Accounting Standards No. 128, "Earnings per Share", changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.

Statement of Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income. In a full set of general purpose financial statements. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.

Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that public business enterprises report certain information about operating segments. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.


NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in November 1997, and management expects that the line will be renewed for another year. The line of credit is contingent upon the Company continuing to meet certain financial covenants. The Company has outstanding borrowings of $958,000 at September 30, 1997 under this line of credit.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $18,000 and $9,000 for the nine-month periods ended September 30, 1997 and 1996, respectively. No cash was paid for income taxes in either period.


NOTE E - BUSINESS ACQUISITION

On July 22, 1997, the Company acquired all of the common stock of AMBIA Corporation in consideration for 400,000 shares of the Company's common stock (restricted as to sale) with a fair value as determined by the Company's Board of Directors at $5.425 per share. The total acquisition cost was approximately $2,300,000 including the direct costs of the acquisition. Approximately $25,000 was allocated to acquired tangible assets, $60,000 to acquired intangible assets, and $2,213,000 to goodwill. The acquisition was treated as a purchase and was accomplished by means of a merger of a wholly owned subsidiary of the Company into AMBIA. AMBIA develops, markets and sells software products and consulting services, which are complimentary to those being developed, marketed and sold by the Company.

The unaudited proforma financial information presented below reflects the acquisition of AMBIA as if the acquisition had occurred on January 1, 1996. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.

                                        (Dollar Amounts in Thousands)
                                               (Unaudited)
                                              September 30,
                                        1997                 1996
                                        ----                 ----
        Revenue  . . . . . . . . . .  $ 7,983              $ 7,355
        Net income . . . . . . . . .  (2,670)                  395
        Earnings (loss) per share. .   ( .83)                  .19


NOTE F - SUBSEQUENT EVENTS

On October 24, 1997, the Company signed a non-binding letter of intent (LOI) with Adobe Systems Inc. to cross-license and market certain technologies. The LOI contemplates that the Company will perform certain development functions in connection with the licensing of these technologies. Management expects to collect approximately $1.5 million in license and service fees during the next six months from this transaction.

On November 5, 1997, the Company named James Ungerleider, former American Management Systems, Inc. Vice President, as President and Chief Executive Officer to be effective November 24, 1997. At that time, Harry Kaplowitz, the current President will become Executive Vice President.


NOTE G - RISKS AND UNCERTAINTIES

The Company is developing the Virtual File Cabinet (TM) (VFC), a family of new proprietary software products. The Company has incurred significant costs related to these products and will continue to incur these costs in the future. Revenue for VFC products commenced during July of 1997. There can be no assurance as to the amount of VFC revenues in the future, although management believes revenues should increase steadily over time. Management has identified potential contingency plans to mitigate the Company's future liquidity risk and believes that such plans will be effective. Furthermore, the Company is in negotiations regarding additional financing to support the VFC business.

In 1996, a customer asserted that the Company did not perform on a contract and sought a $90,000 refund. The Company vigorously denies the assertion and management believes that based upon the current facts it is not probable that a loss will occur. Accordingly, no accrual has been made for this claim at September 30, 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS


REVENUES

Revenues for the three and nine months ended September 30, 1997 totaled $3,062,000 and $7,058,000, respectively, reflecting an increase of $560,000 (22%) for the three month period ended September 30, 1997 and a $297,000 (4%) decrease for the nine month period ended September 30, 1997. The Company's revenues have been derived from three sources: (i) consulting services and third party products sold to commercial and federal government customers; (ii) consulting services and products provided to the intelligence community; and
(iii) INQUIRE related products, services, and maintenance.

Revenues from consulting services and third party products as well as training increased $261,000 (28%) for the three month period ended September 30, 1997 and decreased $735,000

(26%) for the nine month period ended September 30, 1997 over similar periods in 1996. The year-to-date decrease is due primarily to the shift of engineering resources from services to the development of VFC. In the three month period ended September 30, 1997, the Company began to see the effects of the replenishment of these resources.

Intelligence related revenues increased $7,000 (1%) and $278,000 (13%) for the three and nine months ended September 30, 1997, respectively, as compared to the same time periods in 1996. The increase is due to significant growth in client/server consulting, partially offset by a decline in INQUIRE related consulting to the intelligence community.

INQUIRE related revenue increased $14,000 (2%) for the three month period ended September 30, 1997 and decreased $118,000 (5%) for the nine month period ended September 30, 1997 as compared to the same time periods in 1996. The Company expects that INQUIRE related maintenance and other revenues will continue to decline over time due to the maturity of the market.


GROSS PROFIT

Gross profit increased to $1,440,000 and $3,021,000 for the three and nine months ended September 30, 1997, respectively. This compares to a gross profit of $1,168,000 and $2,943,000 for the same periods ended September 30, 1996, respectively. The increases are due to significantly higher revenues during the third quarter of 1997, and the addition of AMBIA. Gross profit as a percent of revenue was consistent for the three months ended September 30, 1997 compared to the same period in 1996.


RESEARCH AND DEVELOPMENT EXPENSE

The Company continues to invest heavily in the development of VFC. This resulted in research and development expense increases of $470,000 (167%) and $1,159,000 (216%) for the three and nine months ended September 30, 1997, respectively, compared to the three and nine month expenses ended September 30, 1996. The Company expects this investment to increase throughout 1997 and beyond as VFC product enhancements and capabilities are added.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $1,418,000 and $3,920,000 for the three and six months ended September 30, 1997, respectively, from $739,000 and $2,007,000 for the same periods ended September 30, 1996. This increase is due primarily to an expansion of the sales and marketing staff and an increase in the marketing expenses associated with VFC. The Company expects these expenses to increase throughout 1997 as new versions of VFC are released, new sales channels are established and potential markets are explored.


INTEREST INCOME AND EXPENSE

Interest income was $14,000 and $54,000 for the three and nine month periods ended September 30, 1997, respectively, and $23,000 and $70,000 for the same periods ended September 30, 1997. The decrease was due to lower balances of cash, cash equivalents, and short term investments during the three and nine month periods ended September 30, 1997 than in the same periods in 1996. The Company invested only in short-term, highly liquid instruments. Interest expense increased to $11,000 from $2,000 for the three month period ended September 30, 1997 compared to the same period in 1996. Interest expense for the nine month period ended September 30, 1997 increased to $18,000 from $9,000 compared to the nine month period ended September 30, 1996. This was due to the increased utilization of a line of credit during the third quarter of 1997. The expense consists primarily of interest charged on amounts borrowed for the development of VFC.


NET INCOME OR LOSS

As a result of the above, the Company reported a net loss of $726,000 and $2,554,000 for the three and nine months ended September 30, 1997, respectively, as compared to net income of $169,000 and $453,000 for the same periods in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $857,000 in cash, cash equivalents, and short- term investments compared to $2,213,000 as of December 31, 1996.

At September 30, 1997, the Company had a deficit in working capital of $868,000, as compared to working capital of $1,612,000 at December 31, 1996. The decrease in working capital is due primarily to losses incurred during the first three quarters of 1997.

Net cash flow from operating activities for the nine months ended September 30, 1997 was not sufficient to fund the operations of the business. However, based upon the Company's expectations of future revenue from both the Company's existing products and services and based upon new revenue generated by the AMBIA acquisition (see Note E to the Condensed Consolidated Financial Statements contained elsewhere in this report), the cross licensing transaction with Adobe Systems Inc. (see NOTE F to the Condensed Consolidated Financial Statements contained elsewhere in this report), and VFC, management believes that available and projected resources will be sufficient to meet its working capital requirements for the foreseeable future. Management is in negotiations to procure additional financing to support the VFC business and to mitigate any future liquidity risk (see Note G to the Condensed Consolidated Financial Statements contained elsewhere in this report).

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in November 1997, and management expects that the line will be renewed for another year. The line of credit is contingent upon the Company continuing to meet certain financial covenants. The Company has outstanding borrowings of $958,000 at September 30, 1997 under this line of credit.

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB RELATING TO PRODUCT DEVELOPMENT AND REVENUE AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS
                      EXHIBIT NO.                             DOCUMENT
                      -----------                             --------
                           2                          Agreement  of  Merger  and
                                                      Plan   Of   Reorganization
                                                      dated as of July 22, 1997,
                                                      by  and   among   Infodata
                                                      Systems,    Inc.,    AMBIA
                                                      Corporation,  Alan  Fisher
                                                      and    Razi     Mohiuddin,
                                                      Software  Partners,  Inc.,
                                                      and   AMBIA    Acquisition
                                                      Corporation. (Incorporated




                                                      by reference  from current
                                                      report  on Form 8-K  dated
                                                      August 6, 1997)

                              27                      Financial Data Schedule

(a) REPORTS ON FORM 8-K. The Company filed a Form 8-K on August 6, 1997 and a Form 8-K/A on October 6, 1997, both related to the acquisition of AMBIA Corporation on July 22, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INFODATA SYSTEMS INC.

                                              BY:/s/HARRY KAPLOWITZ
                                              ---------------------
Date:  November 13, 1997                      Harry Kaplowitz
                                              President


                                              BY: /s/CHRISTOPHER P. DETTMAR
                                              -----------------------------
                                              Christopher P. Dettmar
                                              Chief Financial Officer