Form 10QSB/A
period 1997-09-30
INFODATA SYSTEMS INC
filed 1998-02-13
CIK 50420

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                              FORM 10-QSB/A No. 1

                               QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

                             INFODATA SYSTEMS INC.
 -----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Virginia                 0-10416               16-0954695
 ----------------------------     ------------           --------------
 (State or other jurisdiction     (Commission            (IRS Employer
      of incorporation)           File Number)           Identification
                                                             Number)

         12150 Monument Drive
         Suite 400
         Fairfax, Virginia                               22033
 ----------------------------------------              ----------
 (Address of principal executive offices)              (zip code)

 Registrant's telephone number, including area code: (703) 934-5205
                                                     --------------

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, as set forth in the pages attached hereto:

      PART I.   Item 1 - Financial Statements

                Item 2 - Management's Discussion and Analysis

      PART II.  Item 6 - Exhibits and Reports on Form 8-K

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INFODATA SYSTEMS INC.
February 13, 1998
                                                By:/s/JAMES A. UNGERLEIDER
                                                   ------------------------
                                                   James A. Ungerleider
                                                   President

                                                By:/s/CHRISTOPHER P. DETTMAR
                                                   --------------------------
                                                   Christopher P. Dettmar
                                                   Chief Financial Officer

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INFODATA SYSTEMS INC. AND SUBSIDIARIES Amounts in
                Condensed Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)



                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                           -------------------     ---------------------
                                             1997         1996         1997**       1996
                                           --------     --------     --------     --------
Revenues                                   $ 3,037      $ 2,502      $ 7,033      $ 7,355

Cost of revenues                             1,622        1,334        4,037        4,412
                                           --------     --------     --------     --------

Gross profit                                 1,415        1,168        2,996        2,943
                                           --------     --------     --------     --------

Operating expenses:
    Research and development                   751          281        1,696          537
    Selling, general and administrative      1,440          739        3,942        2,007
                                           --------     --------     --------     --------
                                             2,191        1,020        5,638        2,544
                                           --------     --------     --------     --------

Operating income (loss)                       (776)         148       (2,642)         399

Interest income                                 14           23           54           70
Interest expense                               (11)          (2)         (18)          (9)
                                           --------     --------     --------     --------

Income before income taxes                    (773)         169       (2,606)         460

Provision for income taxes                      -            -            (5)           7

Net income (loss)                          $  (773)     $   169      $(2,601)     $   453
                                           ========     ========     ========     ========

Preferred dividends                             -            -            -            58

Net income (loss) available to common
 shareholders                              $  (773)     $   169      $(2,601)     $   395
                                           ========     ========     ========     ========

Per share:
    Net income (loss) per common
    and equivalent share                   $ (0.26)     $  0.08      $ (1.08)     $  0.19
                                           ========     ========     ========     ========

Weighted average shares(*)                   3,031        2,149        2,407        2,085

(*) All share and per share amounts retroactively reflect a 1-for-6 common stock dividend in May 1996 and a 2-for-1 common stock split in the form of a 100% stock distribution made on August 26, 1996 to shareholders of record as of August 12, 1996.
(**)  Amounts for the nine months ended September 30, 1997 have been restated.


The accompanying notes are an integral part of theses consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                        (Dollar Amounts in Thousands)
                                 (Unaudited)

ASSETS
                                                   September 30,    December 31,
                                                       1997*            1996
                                                   -------------    ------------
Current assets
    Cash and cash equivalents                      $    278          $ 1,266
    Short term investments                              425              947
    Accounts receivable, net of allowance of
      $80 and $80                                     2,219            1,522
    Other current assets                                234              185
                                                   ---------        ---------
                Total current assets                  3,156            3,920

Property and equipment, at cost:
    Furniture and equipment                           2,713            2,373
    Less accumulated depreciation and
     amortization                                    (2,136)          (1,897)
                                                   ---------        ---------
                                                        577              476

Goodwill, net of accumulated amortization
  of $98 and $36                                      3,681              274

Other assets                                            105              137

Software development costs, net of accumulated
amortization of $2.084 and $2.052                       136               84

Total assets                                       $  7,655           $4,891
                                                   =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------    ------------

Current Liabilities

    Current portion of capital lease obligations   $     30         $     46
    Current portion of note payable                     958               -
    Accounts payable                                  1,135              327
    Accrued expenses                                    822              823
    Deferred revenue                                  1,070            1,079
    Current portion of deferred rent                     33               33
                                                   ---------        ---------
                Total current liabilities             4,048            2,308
                                                   ---------        ---------

Capital lease obligations                                12               33

Deferred revenue                                         75               75

Deferred rent                                            -                19
                                                   ---------        ---------
                Total liabilities                     4,135            2,435

Shareholders' equity

    Common stock                                         82               68
    Additional paid-in capital                       12,706            9,055
    Accumulated deficit                              (9,268)          (6,667)
                                                   ---------        ---------
                Total shareholders' equity            3,520            2,456
                                                   ---------        ---------
Total liabilities and shareholders' equity         $  7,655         $  4,891
                                                   =========        =========

(*)   Amounts as of September 30, 1997 have been restated.


The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)
                                 (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1997*       1996
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $(2,601)    $   453
    Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
      Depreciation and amortization                                261         195
      Software amortization                                         31          32
      Goodwill and other intangible amortization                   (44)         34
      Other                                                         -           (6)

    Changes in operating assets and liabilities:
      Accounts receivable                                         (696)       (185)
      Prepaid royalties and other current assets                   (49)        (20)
      Other Assets                                                  32
      Accounts payable                                             808        (122)
      Accrued expenses                                              (8)        196
      Deferred revenue                                              (8)       (285)
      Deferred rent                                                (19)        (31)
                                                               --------    --------
          Net cash provided by (used in)
           operating activities                                 (2,293)        261
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment, net                    (340)       (200)
      Business acquisition                                          -          (12)
      Proceeds from maturity of short term investments             522          29
                                                               --------    --------
          Net cash (used in) provided by investing activities      182        (183)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations                        (37)        (84)
      Proceeds from short-term borrowing                         1,280
      Payments of notes payable                                   (324)         (2)
      Preferred stock dividends                                     -          (87)
      Issuance of common stock                                     204         155
                                                               --------    --------

          Net cash (used in) provided by financing activities    1,123         (18)
                                                               --------    --------

      Net (decrease) increase in cash and cash equivalents        (988)         60

      Cash and cash equivalents at beginning of period           1,266       1,476
                                                               --------    --------

      Cash and cash equivalents at end of period               $   278     $ 1,536
                                                               ========    ========

(*)   Amounts for the nine months ended September 30, 1997 have been restated.

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the Nine Months Ended
                    September 30, 1997 has been restated)

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


NOTE B - RECENT AUTHORITATIVE PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per Share," changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end. Under SFAS No. 128, the Company's basic and diluted loss per share would have been $(1.08) at September 30, 1997 on a pro forma basis. Common equivalent shares were not included in the calculation of diluted loss per share as their effect would have been antidilutive. As a result, the basic and diluted loss per share amounts are identical.

SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt this standard for its December 31, 1997 year-end. The Company does not expect that this pronouncement will have a material impact on its financial statements.

Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income in a full set of general purpose financial statements. The Company is required to adopt this standard for its December 31, 1998 year-end and is currently evaluating the impact of this standard.

Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report certain information about operating segments. The Company is required to adopt this standard for its December 31, 1998 year-end and is currently evaluating the impact of this standard.


NOTE C - LINE OF CREDIT

In November 1996, the Company entered into a working capital line of credit with Merrill Lynch Business Financial Services Inc. This loan facility provides the Company with up to a $1,000,000 line of credit at a per annum rate equal to the sum of 2.9 percent plus the 30-day commercial paper rate. This per annum rate was 8.4% as of September 30, 1997. The weighted average interest rate for the nine months ended September 30, 1997 was 8.4%. The advances on the facility are based on eligible billed accounts receivable fewer than 90 days old, which constitute collateral for the line of credit. The facility expires in July 1998. As of December 31, 1996, the Company had no borrowings under this line of credit. As of September 30, 1997, the Company had borrowed $958,000 under this line of credit.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest totaled $18,000 and $9,000 for the nine-month periods ended September 30, 1997 and 1996, respectively. No cash was paid for income taxes in either period.


NOTE E - BUSINESS ACQUISITION

On July 22, 1997, the Company acquired all of the common stock of AMBIA Corporation ("AMBIA") in consideration for 400,000 shares of the Company's Common Stock (restricted as to sale) with a fair value of $7.75 per share, which was equivalent to the trading price of the Company's Common Stock on such date. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA common stock were converted into options to acquire approximately 35,000 shares of the Company's Common Stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000 including the direct costs of the acquisition. Approximately $25,000 was allocated to acquired tangible assets, $144,000 to acquired intangible assets, and $3,292,000 to goodwill. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. The acquisition was treated as a purchase and was accomplished by means of a merger of a wholly owned subsidiary of the Company into AMBIA. AMBIA develops, markets and sells software products and consulting services, which are complimentary to those being developed, marketed and sold by the Company. In the Company's previously issued financial statements for the period ended September 30, 1997, the fair value of the options was not recorded as part of the acquisition costs. Additionally, the Company had determined the acquisition cost using a 30% discount from the trading price of the Company's Common Stock on the date of acquisition. Since then, the Company has determined that no discount was warranted. Also, the Company allocated an additional $84,000 of the acquisition cost to acquired intangible assets. As a net result of these changes, goodwill and intangible acquired assets were increased by $1,079,000 and $84,000, respectively, as of September 30, 1997, and amortization expense was increased by approximately $28,000 for the nine months ended September 30, 1997. The impact on net income and earnings per share was approximately $28,000 and $.01 per share, respectively, for the nine months ended September 30, 1997.

The unaudited proforma financial information presented below reflects the acquisition of AMBIA as if the acquisition had occurred on January 1, 1996. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.


                                          (Unaudited)
                               September 30,        December 31,
                                   1997                 1996
                               -------------        ------------
Revenue                        $ 7,958,000          $10,395,000
Net loss available to
  common shareholders           (3,015,000)            (743,000)
Net loss per share             $     (1.11)         $     (0.29)


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

As of September 30, 1997, the Company had incurred a net loss and accumulated and working capital deficits. Management has developed a plan to obtain additional financing to mitigate the Company's liquidity risk through a public offering and sale of 1,600,000 shares of Common Stock pursuant to a registration statement filed in December 1997 with the Securities and Exchange Commission. However, there can be no assurance that such funds will be secured. The lack of such funds could have a material adverse impact on the Company's financial condition.

NOTE G - RISKS AND UNCERTAINTIES

The Company is developing the Virtual File Cabinet (TM) (VFC(TM)), a family of new proprietary software products. The Company has incurred significant costs related to these products and will continue to incur these costs in the future. Revenue for VFC products commenced during July 1997. There can be no assurance as to the amount of VFC revenues in the future. Management has identified potential contingency plans to mitigate the Company's future liquidity risk and believes that such plans will be effective. Furthermore, the Company is in negotiations regarding additional financing to support the VFC business.

In 1996, a customer asserted that the Company did not perform on a contract and sought a $90,000 refund. The Company vigorously denies the assertion and management believes that based upon the current facts it is not probable that a loss will occur. Accordingly, no accrual has been made for this claim at September 30, 1997.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

      Revenues increased by $535,000, or 21%, from $2,502,000 for the three months ended September 30, 1996 to $3,037,000 for the three months ended September 30, 1997. The Company derived revenues from consulting services, sales of third party products, sales of INQUIRE/Text-related products and services and maintenance related thereto, and sales of the Company's software products. During the quarter, VFC sales were minimal. Revenues from consulting services and third party products, as well as training, increased by $261,000, or 28%, from $933,000 for the three months ended September 30, 1996, to $1,194,000 for the three months ended September 30, 1997, due to an increase in product sales, and, to a lesser extent, related consulting services. AMBIA contributed $253,000 to the Company's revenues for the quarter ended September 30, 1997.

      Gross profit increased by $247,000, or 21%, from $1,168,000 for the three months ended September 30, 1996, to $1,415,000 for the three months ended September 30, 1997. The increase was due to the increase in revenue for the quarter and the acquisition of AMBIA. Gross profit as a percentage of sales was consistent for the three months ended September 30, 1997 compared to the same period in 1996.

      Gross margin as a percentage of revenues approximated 47% for both the three month period ended September 30, 1996 and the three month period ended September 30, 1997. In general, revenue related to INQUIRE product and maintenance sales has the highest profit margin. Company software sales have the next highest margins, followed by consulting and the, third party products sales. Prior to 1997, the Company did not quantify gross margins with respect to specific revenue streams. Furthermore, in 1995, the Company changed its methodology for overhead allocation to more accurately reflect certain indirect cost of revenue, and in 1996, the Company changed accounting systems. Thus, an accurate comparison of historical gross margins by revenue stream is not possible. For the nine months ended September 30, 1997, gross margin was approximately 82% for sales of INQUIRE/Text products and maintenance, approximately 79% for sales of VFC, approximately 90% for sales of AMBIA products, which consist solely of software, approximately 24% for consulting services and approximately 15% for third party product sales. The Company expects to maintain substantially the same margin through 1998, although there can be no assurance that it will do so. For the three months ended September 30, 1997, the Company's margin as a percentage of sale remained consistent. Third party product and Company software sales both increased as a percentage of sales. Consulting services and revenues from INQUIRE/Text-related products and services both decreased as a percent of total revenue, and consulting services decreased approximately 9% compared to the three months ended September 30, 1996. The net effect was that there was little change in the Company's margin.

      The Company continues to invest heavily in the development of VFC. This resulted in an increase of $470,000, or 167%, in research and development expenditures from $281,000 for the three months ended September 30, 1996, to $751,000 for the three months ended September 30, 1997. The Company expects this investment to increase throughout 1998 and for the foreseeable future as VFC product enhancements and capabilities are added.

      Selling, general and administrative expenses increased by $701,000, or 95%, from $739,000 for the three months ended September 30, 1996, to $1,440,000 for the three months ended September 30, 1997. The increase was due primarily to the expansion of the sales and marketing staff and an increase in marketing expenses associated with VFC. The Company expects these expenses to increase throughout 1998 as new versions of VFC are released, new sales channels are established and potential markets are explored.

      Interest income decreased by $9,000, or 39%, from $23,000 for the three months ended September 30, 1996 to $14,000 for the three months ended September 30, 1997. The decrease was due to lower balances of cash, cash equivalents, and short term investments during the three months ended September 30, 1997, compared to the three months ended September 30, 1996. Interest expense increased by $9,000, or 450%, from $2,000 for the three months ended September 30, 1996 to $11,000 for the three months ended September 30, 1997. This was due to the increased utilization of a line of credit during the third quarter.

      As a result of the foregoing, the Company reported a net loss of $773,000 for the three months ended September 30, 1997, compared to net income of $169,000 for the same period in 1996.

      Cash and short term investments decreased by $836,000, or 54%, from $1,539,000 as of September 30, 1996 to $703,000 as of September 30, 1997. This
reflects losses incurred during the year offset by an increase in borrowings.

      Accounts receivable increased $1,143,000 or 106% from $1,076,000 as of June 30, 1997 to $2,219,000 as of September 30, 1997. Revenues increased $1,081,000 or 55% from $1,956,000 for the three months ended June 30, 1997 to $3,037,000 for the three months ended September 30, 1997. This growth in revenue was the primary reason for the growth in receivables. Receivables grew at a faster rate than revenues due to the acquisition of AMBIA. The company acquired the outstanding receivables of AMBIA totaling $93,000 on July 22, 1997. Approximately $69,000 of these receivables were still uncollected as of September 30, 1997.

      At September 30, 1997, the Company maintained an adequate allowance for doubtful accounts. Revenues for the three months ended September 30, 1997 were $3,037,000 and receivables were $2,219,000. This represents a 66 day collection cycle, as compared to a 62 collection cycle at December 31, 1996, based on revenues of $2,205,000 for the three months then ended and receivables of $1,522,000 at such date, and a 79 day collection cycle at December 31, 1995, based on revenues of $2,156,000 for the three months then ended and receivables of $1,901,000 at such date. The Company reviews its receivables monthly and contacts all accounts that are outstanding for more than 30 days. Based on its direct contact with customers and the Company's aggressive collection efforts, the Company believes its allowance for doubtful accounts is reasonable.

      Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Revenues decreased by $322,000, or 4%, from $7,355,000 for the nine months ended September 30, 1996 to $7,033,000 for the nine months ended September 30, 1997. The primary cause of this decrease was a decline in revenues from consulting services and third party product sales of $735,000, or 26%, from $2,867,000 for the nine months ended September 30, 1996 to $2,132,000 for the nine months ended September 30, 1997, resulting from the shift of certain of the Company's engineering personnel to research and development to accelerate the development of VFC. In addition, INQUIRE/Text-related revenue decreased by $118,000, or 5%, from $2,362,000 for the nine months ended September 30, 1996 to $2,244,000 for the nine months ended September 30, 1997. Due to the maturity of the product and the market, the Company expects INQUIRE/Text-related revenue to continue to decline. The decrease in revenues was partially offset by AMBIA revenues of $253,000 from July 22, 1997, the date of its acquisition, to September 30, 1997 and by an increase in intelligence-related revenues of $278,000, or 13%, from $2,127,000 for the nine months ended September 30, 1996, to $2,405,000 for the nine months ended September 30, 1997.

      Gross profit increased by $53,000, or 2%, from $2,943,000 for the nine months ended September 30, 1996, to $2,996,000 for the nine months ended September 30, 1997. The slight increase was due to the acquisition of AMBIA. The gross profit of $2,996,000 for the nine months ended September 30, 1997 represented an increase of $53,000, or 2%, over the gross profit of $2,943,000 for the nine months ended September 30, 1996. AMBIA product sales contributed approximately $230,000 to gross profits for the quarter ended September 30, 1997. Revenues from the sale of AMBIA products for the three months ended September 30, 1997 were approximately $207,000. The costs associated with these sales, including direct costs and directly attributable allocated costs, were approximately $189,000. These costs consisted primarily of direct salaries and benefits, costs of sales, related software development, allocated rent, indirect salaries, commissions, packaging, advertising and shipping. AMBIA product sales contributed approximately $18,000 to the Company's operating revenues.

      Gross margin as a percentage of revenues increased by 2% from 40% for the nine months ended September 30, 1996 to 42% for the nine months ended September 30, 1997. The increase was due to a decline in revenues from consulting services and third party product sales combined with the addition of sales of higher margin AMBIA products.

      For the nine months ended September 30, 1997, the Company's margin as a percentage of sales increased 2%. The primary reason was the increase in sales of INQUIRE/Text-related products and services and maintenance related thereto and in revenues from Company software as a percentage of total sales. These two lines of business have higher margins than both the consulting and third party software lines of business.

      Research and development expenditures increased by $1,159,000, or 216%, from $537,000 for the nine months ended September 30, 1996, to $1,696,000 for the nine months ended September 30, 1997. The Company continues to spend heavily on the development of its VFC products.

      Selling, general and administrative expenses increased by $1,935,000, or 96%, from $2,007,000 for the nine months ended September 30, 1996, to $3,942,000 for the nine months ended September 30, 1997. The increase was due primarily to the expansion of the sales and marketing staff and an increase in marketing expenses associated with VFC.

      As a result of the foregoing, the Company reported a net loss of $2,601,000 for the nine months ended September 30, 1997, compared to net income of $453,000 for the same period in 1996.

      Accounts payable increased by $885,000, or 354%, from $250,000 as of September 30, 1996 to $1,135,000 as of September 30, 1997. This is due primarily to an increase in expenses of $2,719,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. It is also due to the increased aging of payables.

      Accounts receivable increased $697,000 or 46% from $1,522,000 as of December 31, 1996 to $2,219,000 as of September 30, 1997. Revenues decreased $322,000 or 4% from $7,355,000 for the nine months ended September 30, 1996 to $7,033,000 for the nine months ended September 30, 1997. Receivables increased because of an increase in revenues during the third quarter of 1997 and because of the acquisition of AMBIA. Revenues were down significantly during the first two quarters of 1997 compared to the first two quarters of 1996. However, third quarter revenues increased 21% over third quarter revenue for 1996. In addition, the acquisition of AMBIA accounted for $69,000 of receivables at September 30, 1997. For these reasons, the growth in receivables exceeded the growth in revenues.

Liquidity and Capital Resources

      At September 30, 1997, the Company had cash, cash equivalents and short term investments of $703,000 and a working capital deficit of $892,000. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in July 1998. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company currently is in compliance with these funding requirements. At November 28, 1997, the Company had outstanding borrowings of approximately $986,000, including accrued interest, under this line of credit. The Company is not involved in negotiations with any lenders to obtain additional working capital financing.

      Net cash used in operating activities for the nine months ended September 30, 1997 of $2,293,000 was due to the Company's net loss for the period of $2,601,000, and an increase in accounts receivable, offset by non-cash expenses such as depreciation and amortization, and a significant increase in accounts payable. Accounts receivable are derived from sales made to customers on 30-day (or less) terms. Net cash provided by investing activities of $182,000 for the nine months ended September 30, 1997 was derived primarily from the maturity of short term investments, offset by purchases of property and equipment. Net cash provided by financing of $1,123,000 came from proceeds of short-term borrowing for the nine months ended September 30, 1997.

      Accounts payable increased by $808,000, or 247%, between December 31, 1996 and September 30, 1997. This increase was caused in part by the acquisition of AMBIA and in part by increased expenditures in research and development and sales and marketing. These two factors resulted in an increase in the number of vendors and the amount of orders to vendors. In addition, the Company began paying its vendors more slowly in the third quarter of 1997. As of September 30, 1997, approximately 57% of the Company's payables were past due, as compared to approximately 28% at December 31, 1996.

      The Company incurred net losses of $2,601,000 for the nine months ended September 30, 1997 and was in a negative working capital position of $892,000 at September 30, 1997. Since September, the Company has continued to incur losses and management's projections indicate that the Company will continue to generate operating losses and negative cash flow, although at a declining rate. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with its growth strategy), that the proceeds of the Offering, together with and operating cash flows and anticipated growth in revenue from sales of VFC will be sufficient to meet anticipated cash requirements through the end of the year 2000. However, there can be no assurance that this will be the case. Although sales of VFC accounted for less than $50,000 for the nine months ended September 30, 1997, the first sale of VFC was not recorded until the third quarter of 1997. The Company believes VFC sales will increase through the end of the year 2000. There can be no assurance, however, that VFC sales will increase, or if they increase, that they will continue to do so through the year 2000 or that revenues from such sales will grow. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's new and existing products and services, the growth of the Company's distribution channels, the technological advances and activities of competitors, and other factors. If the Company is not successful in developing and marketing VFC, the Company's cash flow will be materially and adversely affected, and the Company may require additional financing. There can be no assurance such financing will be available on reasonable terms or at all. If such financing is not available, the Company will be materially and adversely affected. Even if such financing is available, in may involve significant dilution to the holders of the Company's Common Stock.

      At September 30, 1997, the Company had a net deferred tax asset of $3,128,000 related primarily to net operating loss carryforwards. The net deferred tax asset is fully reserved in the Company's financial statements due to the operating losses incurred in 1997 and the uncertainty of future operating results. Additionally, the acquisition of AMBIA during 1997 could limit the extent to which the Company may utilize the carryforwards in any one year.

      The Company's Common Stock is listed on Nasdaq. In August 1997, the Company received a notice from Nasdaq that it was not in compliance with Nasdaq's requirement that listed issuers maintain a minimum of $1,000,000 in capital and surplus. In November 1997, the Company appeared at a hearing before a Nasdaq Listing Qualifications Panel to demonstrate compliance with the minimum capital and surplus requirement and to request continued listing on Nasdaq. The panel agreed to allow the Company to continue to be listed if
(i) on or before February 16, 1998, the Company makes a public filing with the Commission and Nasdaq evidencing the closing of this Offering and a minimum of $5,500,000 in net tangible assets and (ii) the Company is able to evidence compliance with Nasdaq's new standards for continued listing, which go into effect in February 1998. Such public filing is a condition to the closing of this Offering. Thereafter, the Company must continue to meet Nasdaq's standards for continued listing. The standards for continued listing include
(i) maintenance of net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000, or net income in the latest fiscal year (or in two of the last three fiscal years) of at least $500,000; (ii) at least 500,000 shares must be publicly held; (iii) the market value of the publicly held shares must be at least $4,000,000; (iv) there must be at least 300 shareholders; and (v) there must be at least two market-makers for the publicly traded shares. The failure to meet these standards may result in the delisting of the Company's securities from Nasdaq and trading, if any, in the Company's securities would thereafter be conducted on the OTC Bulletin Board. If such delisting occurs, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to fall below $5.00 per share, trading in the Common Stock also would be subject to the requirements of certain rules promulgated under the Exchange Act that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 pr share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Company's securities, which could severely limit the liquidity of the Company's securities and the ability of purchasers in this Offering to sell such securities in the secondary market. The foregoing factors would adversely impact the Company's ability to raise additional funds publicly.


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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 27 - Financial Data Schedule