Form 10KSB40
period 1997-12-31
INFODATA SYSTEMS INC
filed 1998-03-31
CIK 50420

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

                  (703) 934-5205 (Issuer's Telephone Number)
              --------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the fiscal year ending December 31, 1997 are $10,644,000.

As of March 23, 1998, there were 4,390,509 common shares outstanding. As of March 23, 1998, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $16,441,478.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB RELATING TO PRODUCT DEVELOPMENT, REVENUE AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  DESCRIPTION OF BUSINESS

Infodata Systems Inc. (the "Company") provides electronic document management software and systems to corporate and government workgroups, departments and enterprises. The Company's newest product Virtual File Cabinet(TM) ("VFC"(R)) has been designed to address what DataPrOpinion, an industry survey publication, has called one of the biggest problems facing global organizations: the fact that their critical assets are often contained in documents stored in disparate and incompatible systems. According to DataPrOpinion, "accessing and sharing that information among different departments across the enterprise has been a nightmare."

VFC is a family of intranet-based software products that, together, will enable users to easily retrieve, organize and share desktop files irrespective of the location or type of document management system in which they are stored with virtually no integration effort and without the need to replicate documents. The VFC family of products consists of the VFC Document Web Server, extensions and enablers, and the Company's AMBIA(R) products. The VFC Document Web Server is the heart of VFC, and is required in order to utilize the VFC extensions and enablers. This core package consists of software installed on a server that establishes links to documents, organizes access to stored information and acts as an independent document sharing system. The Company has been shipping the VFC Document Web Server since the second quarter of 1997. Extensions are software components that are installed on an individual user's computer to add functionality to the VFC Document Web Server. In October 1997, the Company began shipping its first extension and expects to introduce other extensions in the future. Enablers will provide the capability to bridge multiple document management systems or repositories. The AMBIA products that are part of the VFC family include Re:mark(R), Compose(R), and Aerial(R). They have been available from the Company since its acquisition of AMBIA in July 1997.

The Company's VFC technology has been endorsed or approved by leading industry vendors, including Lotus Development Corporation ("Lotus"), PC DOCS, Inc. ("PC DOCS"), Verity, Inc. ("Verity"), and NovaSoft Systems, Inc. ("NovaSoft"), and has received numerous favorable industry trade analyst and press reviews. At the April 1997 Association of Information and Imaging Management ("AIIM") trade show, with more than 35,000 attendees and 325 exhibitors, Imaging World Magazine identified VFC as "#l to Watch." VFC has been sold to large organizations with significant document processing requirements, such as the Department of Energy, AT&T Corp., State Street Bank and Trust Company, and the U.S. Army Signal Corps.

In December 1997, the Company and Adobe Systems, Incorporated ("Adobe"), a major software company with reported 1997 revenues of more than $900 million, entered into an agreement to cross-license and co-market certain technologies. Adobe is a significant presence in the Internet marketplace with, according to Adobe, more than 20 million downloads of its Adobe Acrobat Reader viewing product. Under the agreement, the Company expects to receive more than

$700,000 in consulting fees for modifications to certain of its technology so that it may be incorporated into certain Adobe products. Upon acceptance of these modifications by Adobe, the Company will earn a license fee of $1,000,000. Certain components of VFC that will be licensed to Adobe will be incorporated in future Adobe products. In addition, certain Adobe products will display a "VFC Button" that will provide a direct link to VFC or to VFC marketing information if the user does not have VFC. Adobe will receive royalties based on any VFC sales arising out of this marketing arrangement, and will also receive commissions for any VFC sales that it makes directly.

For nearly thirty years, the Company has developed and sold its own products and acted as a value-added reseller ("VAR") of client/server and Internet/intranet document systems products. In the past three years, the Company made two acquisitions to broaden its product and service offerings:
Merex Inc. ("Merex"), acquired in October 1995, and AMBIA Corporation ("AMBIA"), acquired in July 1997. Merex provided a staff experienced in Internet and client-server document technologies, and AMBIA provided both an experienced technical staff and products focusing on document creation, collaboration, and presentation. The Company now provides a range of services, including training, customer support, and consulting, to ensure that customers achieve the full benefits of the Company's products.

INDUSTRY BACKGROUND

Document management products were originally introduced to solve problems associated with the production of complex and mission-critical documentation, such as new drug applications or aircraft operating manuals. These documents are characterized not only by complex content, such as graphs and images as well as text, but also by a heavily controlled or regulated process by which documents are written and reviewed. These document management systems have been expensive to procure and difficult to install and implement because they require unique user interfaces for which specialized training is necessary. Their usage is controlled centrally, with little flexibility for the end user.

Many people who work in office environments are familiar with the difficulties of filing and retrieving documents from their hard drives or from network file systems. Individuals are forced to remember artificial file names and folder or directory locations because the documents generally are not organized in an intuitive manner. Naming and storage requirements might apply only to an individual's own workgroup or department, or they might apply across the enterprise. Systems to address the needs of these users need to be simple to deploy and easy to administer. They also need to be scalable to accommodate wider deployment of applications and additional users.

With the increasing departmental, as opposed to enterprise-wide, use of document management systems, it is not uncommon for different departments within an enterprise to use different document management systems or to store electronic documents in separate repositories that are tailored to the needs of the individual department. For example, an organization's legal department may use one document management system specialized for legal applications, while the engineering department uses another for engineering drawings. Without a bridge to link the two systems, the two departments are unable to share information electronically.

Attempts to address these issues have included:
DEVELOPING WEB BROWSER ACCESS TO DOCUMENT MANAGEMENT SYSTEMS. Some vendors of document management systems have introduced add-on Web browser products that allow users to access files stored on that vendor's system. The Web-based user interface is familiar to the user, but this solution does not permit information to be shared across different document management systems.

POSTING DOCUMENTS ON THE COMPANY'S WEB SITE. Many organizations are using their internal Web sites for electronic publication of commonly used documents such as human resource policy manuals. The primary drawback is that "posting" documents to the organization's Web site typically requires intervention of a "Webmaster," whose responsibility is to maintain the Web site. The Webmaster may become a bottleneck as the Web site grows. Also, documents posted to the

Web site are usually not updated concurrently with the original document. For example, when the human resources department updates its policy manual, there is typically a delay before the new version is converted to the appropriate format and approved for posting on the Web site.

USING GROUPWARE PRODUCTS. Groupware products are designed to foster collaboration among members of workgroups. Examples include Lotus Notes, Novell Groupwise 5, Netscape SuiteSpot and Microsoft Exchange. Although some of these products incorporate some document management functionality, they still create "islands" of information since users are able to access only that information residing within the groupware product's own proprietary databases.

The Company created VFC to provide a reasonably priced, easy to implement solution to the problems associated with the exchange and bridging of information, irrespective of where it is stored, between parties that can benefit from access to that information.

VIRTUAL FILE CABINET

VFC is a family of intranet-based software products that, together, will enable users to easily retrieve, organize and share desktop files irrespective of the location or type of document management system in which they are stored with virtually no integration effort and without the need to replicate documents.

The VFC family of products consists of:

o VFC DOCUMENT WEB SERVER. This is the heart of VFC, and is required in order to utilize all other components of VFC. This core package consists of software installed on a server that establishes links to documents, organizes access to stored information and acts as an independent document sharing system. The VFC Document Web Server interacts with the user's desktop via a browser such as Netscape or Microsoft Internet Explorer. The Company has been shipping the VFC Document Web Server since the second quarter of 1997.

o EXTENSIONS. Extensions are software components that are installed on an individual user's computer. Extensions add functionality to the VFC Document Web Server. In October 1997, the Company began shipping Re:mark as an extension to enable seamless electronic annotation of Adobe Acrobat Portable Document Format ("PDF") documents. Other extensions are expected to be introduced in the future.

o ENABLERS. Enablers will provide the capability to bridge multiple document management systems or repositories.

o     AMBIA PRODUCTS. Described below under Other Products.

VFC combines the following features:

o ADAPTABILITY TO INDIVIDUAL USERS AND GROUPS. Using VFC, an individual can search all of the servers of an enterprise for electronic documents or containers without leaving his or her office, then place the documents into a private virtual office, where they can be organized according to personal style and preferences. Departments or workgroups can organize a space that is optimal for the group.

o INSTANT UPDATES OF DOCUMENTS. If the original document is updated, all of the "virtual documents" residing in every virtual location are updated at the same time. Thus, every user always has access to the most current version of a document.

o ELIMINATES WEBMASTER BOTTLENECK. Since users can easily post new documents to the VFC Document Web Server without converting them to special formats, such as HTML, intervention by a Webmaster is not required and the delays typically associated with such intervention are avoided.

o OPTIMIZES USE OF SYSTEM RESOURCES. Each document that is placed in the virtual office is linked to the original. Each link in the user's virtual office behaves and looks just like the original. No copy of the document is made. This saves significant network and client resources because only a single copy of a document needs to be maintained for it to be available to everyone who needs it.

o MINIMAL IMPLEMENTATION COSTS. VFC is delivered ready to plug into a user's network. No programmers or developers are needed, and users can capture and share documents immediately. VFC is designed for rapid implementation, requiring low overhead and a minimal amount of training.

o UNIVERSAL DESKTOP ACCESS. The intranet infrastructure behind VFC provides the interface for the information-sharing functionality. Essentially a private Web site, VFC is an intranet solution that provides all the benefits of Web access, including hypertext linking and cross-platform connection via a Web browser, and allows users to "jump" to any location at the click of a mouse and view documents regardless of their original format or where they are stored.

o EASY-TO-UNDERSTAND ORGANIZATIONAL SCHEME. Under the VFC document management format, documents are stored in a hierarchy of icons depicted as buildings, offices, file cabinets, folders and documents. This hierarchy is meaningful to anyone familiar with a traditional office and filing system.

o EASY-TO-USE SEARCH TOOLS. In addition to navigating through the virtual office hierarchy to locate a document, users can employ the VFC search tool to locate any document easily and quickly by specifying simple search criteria such as the document's title or author or by searching the document's content for words or phrases specified by the user.

o EFFECTIVE, FLEXIBLE SECURITY MECHANISMS. VFC can be managed centrally by a single system administrator who can restrict access via password protection and group permission. The administrator can also assign administrative rights to certain individuals such as department heads or workgroup leaders, who in turn can grant or restrict access to individuals within their groups. An individual who has not been granted read access to a particular document will not only be prevented from opening and viewing the document, but also will not be informed of its existence since it will not appear on a results list generated from a search command.

o EASILY EXPANDABLE FUNCTIONALITY. Extensions will allow VFC to take advantage of functionality in other software or systems. For example, using the Company's Re:mark extension, users can collaborate and simultaneously annotate documents viewed with the Adobe Acrobat Reader.

o ABILITY TO LINK DIVERSE DOCUMENT SYSTEMS. The VFC enabler bridging technology, when introduced, will permit users to access documents stored in multiple and disparate document management systems or repositories from their personal VFC desktop as if all of the separate systems and repositories were one.

OTHER PRODUCTS

RE:MARK. Re:mark is a plug-in product for Adobe Acrobat software that enables users to mark up, redline and review documents electronically in a workgroup setting. By annotating any document in PDF, Re:mark enables users to type text on the document page, draw on the document, indicate approval of the document itself or specific sections, attach any file anywhere in the document, consolidate comments from multiple reviews, personalize comments and set annotation security. Redlining features include highlighting, strike-through and "sticky notes." Annotations may be shared among users.

COMPOSE. Compose is a suite of plug-in tools for Adobe Acrobat Exchange that automate and streamline a variety of document production tasks, such as the creation of tables of contents, hyperlinks, document indexes, and other document navigation features.

AERIAL. Aerial is a plug-in product that enables Adobe Acrobat to print any document that needs to be formatted for printing on multiple pages that are then pieced together to form one page, such as a large spreadsheet or a CAD drawing. Aerial also enables Adobe Acrobat to format tables into spreadsheets, and converts PDF to a text format that can be edited with Microsoft Word or other word processors.

SIGNET(TM). Signet is a security solution for Web or CD-ROM publishers who want to permit only authorized users to read their documents. Signet allows publishers to control the time and circumstances of the expiration of users' privileges.

INQUIRE(R)/TEXT. INQUIRE/Text is a full-text retrieval product used for storing, indexing, retrieving, and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text software is widely used by major companies, utilities, hospitals, and government agencies for automating document-centered applications such as on-line manuals, legislative tracking and regulatory compliance, library management, litigation support, medical records, and government and military intelligence. The system has been installed at over 350 sites.

WEBINQUIRE(TM). WebINQUIRE is an extension product that provides Web browser access to INQUIRE/Text collections. It enables users to utilize their mainframe as an intranet superserver with all the search capabilities of INQUIRE/Text. WebINQUIRE permits users to store documents created using desktop software on a mainframe computer, retrieve documents from the mainframe and edit them on their desktop using desktop applications, such as Microsoft Excel and Microsoft Word. In addition, WebINQUIRE's search formats and views can be easily customized. Although WebINQUIRE and other INQUIRE/Text options carry a high gross margin, they are not expected to amount to a significant percentage of the Company's future revenues.

In addition to its proprietary products described above, the Company, acting as a VAR, also sells third party products such as Verity's Search `97 Information Server, Adobe software and Documentum software. This allows the Company to provide document management solutions that are tailored to each customer's needs.

In conjunction with product sales, the Company provides training, maintenance and technical support services, including business analysis, requirements definition, design and development. In some instances, the Company's services are provided in connection with the sale of the Company's products and those of third parties for whom it acts as a VAR. In other instances, product sales are made in connection with the solutions provided by the Company's consulting services.

STRATEGY

The Company's objectives are to establish VFC as the de facto industry standard for document access and to become a leading provider of electronic document management software and systems. To accomplish these objectives, the Company intends to:

MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company's technology enables organizations to effectively manage, share and store critical documents and information across the enterprise. The Company intends to continue to develop what it believes are innovative technologies and features to address the specific document management needs of organizations. The Company plans to continue to develop new products and to improve its existing products.

ADD STRATEGIC RELATIONSHIPS. To facilitate the adoption of VFC as a de facto industry standard, the Company plans to continue to form strategic relationships with providers of document management software applications, tools and services. The Company believes that strategic relationships, such as that formed with Adobe, enhance the visibility of the Company's products and leverage the Company's sales and marketing efforts by expanding the number of salespeople marketing the Company's products without burdening the Company with the need to identify and hire a large sales force. The Company believes that the development of these relationships will enable the Company to devote additional resources to product development and marketing activities.

EXPAND SALES AND MARKETING CAPABILITIES. The Company intends to expand its sales and marketing capabilities by creating additional VAR and original equipment manufacturer relationships, expanding its direct sales force, offering training, and participating in trade shows. The Company intends to continue the enhancement of its sales and marketing capabilities in the future.

ACQUISITIONS. In October 1995, the Company acquired Merex, which provided electronic document management solutions to business and government customers, and in July 1997, the Company acquired AMBIA, a leading developer of Adobe Acrobat add-on products and services. The acquisitions of both AMBIA and Merex brought experienced management and staff, a diverse client base and an established market reputation to the Company. The Company plans to continue to pursue acquisitions of businesses, products and technologies that complement the Company's existing business, although no such acquisitions are planned at the current time.

SALES AND MARKETING

The Company conducts its sales and marketing efforts through several channels, including a network of VARs, its own sales force, marketing alliances, marketing communications and training programs. The Company's VARs and its sales force receive direct support from the Company's technical staff. Consulting services leads are provided to the Company by those vendors for whom it acts as a VAR. The Company believes this diversity of sales and marketing channels permits it to distribute its products and sell its services in an efficient and effective manner, while reducing reliance on any one sales channel.

VALUE-ADDED RESELLERS. The Company's primary sales channel for its products is its VARs. The Company's VARs market and resell the Company's products and offer training, installation, implementation and customization services to their own contacts and to prospective customers identified by the Company. The Company manages a program to train and certify all of its VARs. It also conducts joint marketing campaigns, including direct mail and trade show appearances, with its VARs. As of December 1997, the Company had relationships with several VARs, including GE Capital IT Solutions and BTG Inc. VARs buy VFC and other products from the Company at a discount from the suggested retail price.

COMPANY SALES FORCE. The Company has a marketing and sales force of 14 people, including field sales, telemarketing, channel liaisons, and sales management. The channel liaisons work specifically with the Company's VARs. The telemarketing staff qualifies prospective customers, schedules product demonstrations, and refers prospective customers to a VAR or, if a VAR is not in place in the particular territory, to the Company's sales force. The Company's sales force also sells upgrades and add-on products, and refers leads for services opportunities to VARs or to the Company's services divisions.

MARKETING ALLIANCES. The Company itself is a VAR of products from other software companies, including Adobe, Verity, Documentum Inc., and PC DOCS. The Company incorporates these products into its document management solutions. The Company earns a reseller commission ranging from 10% to 40% on sales of these products.

MARKETING COMMUNICATIONS. The Company generates awareness of, and interest in, its products and consulting services through public relations, telemarketing, periodic direct mail campaigns, seminars, trade shows and other marketing efforts. In 1997, the Company conducted joint seminars with Adobe, cooperative direct mail campaigns with several of its VFC VARs, and exhibited at trade shows including Lotusphere, AIIM, Documation, Seybold, and Internet World West.

TRAINING. The Company believes that training is an integral part of a complete customer solution, and that people who attend training sessions offered by the Company are potential customers for the Company's other products and services. Consequently, in 1996, the Company established a training division to offer customer training in the Adobe Acrobat and Verity Topic products. In 1997, the Company added training for the Company's own products, including VFC, Re:mark, Compose, INQUIRE/Text, as well as Adobe's Framemaker, Framemaker SGML, and Photoshop products. The Company employs a full-time training staff and maintains a state-of-the-art training facility at its headquarters office in Fairfax, Virginia. The training division also offers courses at customer locations. The Company is currently the authorized Verity East Coast Training Center.

The Company sells its products under a variety of licensing arrangements. For domestic sales of VFC, Re:mark, Compose, Aerial and Signet, a shrink-wrap license is used to protect the Company's proprietary rights and limit liability. For all other products, the Company enters into written agreements with its customers containing similar provisions. The Company also employs evaluation and beta test agreements that provide for the protection of the Company's intellectual property. For consulting services, the Company enters into written agreements with its customers that provide for indemnification, limits on liability, payment terms, period of performance, and other terms and conditions.

The Company is generally required to provide a significant level of education to prospective purchasers of its software products and systems solutions services regarding the use and benefits of the Company's products and services, resulting in a lengthy sales cycle (typically between three and nine months). Additionally, the implementation by customers of the Company's products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of the Company's products and services could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company believes that its quarterly operating results are likely to vary in the future.

The sales cycle for initial sales of VFC has ranged from three to nine months. The Company believes that the sales cycle for repeat sales may be shorter. VFC is licensed at an introductory price of $4,995 per server. The Company plans to increase the price of VFC in the first half of 1998. The Company also provides support packages and extension products at an additional price. The Company offers annual maintenance for VFC at a cost of 20% of the purchase price.

CUSTOMERS

The Company targets both commercial and government markets. The Company's products and consulting services are used by many major companies, including Ford, Allen-Bradley, Boeing, Nabisco, AT&T, Chase, State Street Bank and Riggs Bank, and by government organizations, including NASA, the Department of Energy, the U.S. Army Signal Corps, the Government Accounting Office and various agencies within the intelligence community. Sales to government customers represented approximately 45% of revenues in 1996 and approximately 53% in 1997; however, no one customer accounted for more than 10% of the Company's revenues in either period.

The Company has repeat business from a number of its customers, and management believes that there is a high degree of customer satisfaction with its products, services and solutions. The Company's existing services, training, and products provide a base of business that the Company expects will complement VFC product sales. Developing custom solutions for customers keeps the Company's technical professionals abreast of client needs, which facilitates the conception and development of new products, such as VFC, and the improvement of existing products.

Certain  of  the  Company's   contracts  with  government   organizations  are
competitively awarded after a formal bid and proposal competition among qualified bidders. These government contracts may be either cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, and fixed price contracts. Cost-plus-fixed-fee contracts provide for the reimbursement of incurred costs during contract performance, to the extent that such costs are allowable and allocable, and the payment of a fixed fee. The size of the fee is limited by federal guidelines to a set proportion of the contract value. Cost-plus-award-fee contracts typically provide for the reimbursement of costs and fee based upon a periodic evaluation of the Company's performance against specified criteria. Under time and materials contracts, the Company agrees to provide certain categories of labor that satisfy established education and experience qualifications at a fixed hourly rate. In these cases, the Company bears the risk that costs may differ from the fixed hourly rate, and the Company realizes all of the benefits or detriment resulting from decreases or increases in the cost of performing the work. Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the work.

The Company's government contracts contain standard termination clauses that permit the government to terminate the contracts at any time, without cause, for the convenience of the government. The Company has not had any contracts terminated for convenience. In addition, government contracts require compliance with various procurement regulations. The adoption of new or modified procurement regulations could materially adversely affect the Company or increase its costs of competing for or performing government contracts. Any violation of these regulations could result in the termination of the contracts, imposition of fines, and/or debarment from award of additional government contracts. Most government contracts are also subject to modification or termination in the event of changes in funding, and the Company's contractual costs and revenue are subject to adjustment as a result of audits by the DCAA and other government auditors. The DCAA routinely audits cost-reimbursement contracts to verify that costs have been properly charged to the government. Further, government contract awards may be subject to protest by competitors.

Many of the Company's government contracts require the Company and certain of its employees to maintain security clearances complying with the requirements of various government agencies.

RESEARCH AND DEVELOPMENT

The Company's research and development programs are intended to anticipate and take advantage of new technologies, and to anticipate and respond to market requirements. The Company believes that its future success will depend in large part on its ability to maintain and enhance its leadership in document management and related technologies and to develop new products that meet an expanding range of customer requirements.

The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements, which often lead to product obsolescence. The Company believes that the speed of technological advancement in its industry requires a significant investment in research and development in order to maintain its competitive product position. The Company will continue to invest substantially in product development as it believes that its future success will depend upon its ability to develop and market new products and enhancements to existing products on a cost-effective and timely basis. Software development expenses increased from $816,000 in 1996 to $2,472,000 in 1997.

Due to the complexity and sophistication of the Company's software products, the Company's products from time to time contain defects or "bugs" that can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, the Company may from time to time discover defects only after its systems have been used by many customers. There can be no assurance that, in the future, software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, or impair customer satisfaction with the Company's products. Any such event could have a material adverse effect on the Company's business, operating results and financial conditions.

COMPETITION

The market for the Company's products and services is intensely competitive and subject to rapid change caused by new product introductions and other market activities of industry participants. The Company currently encounters direct and indirect competition from a number of public and private companies involved in groupware, document management, and collaboration software, including Xerox, Open Text, Net-It Software, Hummingbird and Fulcrum Technologies. The Company is aware that other companies have announced products with some features similar to VFC. In addition, the Company may face competition from new market entrants. Competitors may have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources and name recognition and a larger installed customer base than the Company. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company.

The Company also faces indirect competition from system integrators. The Company relies on a number of system integration firms for implementation and other services, as well as for recommendations of its products during the evaluation stage of the purchasing process. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with some of the Company's competitors. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company expects competition to increase as a result of software industry consolidation.

The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation, ability to attract and retain quality personnel, product quality, performance and price, the availability of products on multiple platforms, product salability, product integration with other enterprise applications, product functionality and features, product ease-of-use, and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that competition will not have a material adverse effect on its business, operating results and financial condition.

PROPRIETARY RIGHTS

The Company has a registered service mark to protect its proprietary rights in the name Infodata and it has registered trademarks with respect to the marks INQUIRE and AMBIA. The Company also has registered trademarks for its VFC,

Aerial, Re:mark and Compose products. In addition, the Company has filed a trademark application in order to protect its Virtual File Cabinet name. The Company relies primarily on a combination of copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. For example, the Company licenses rather than sells its software. The licenses impose certain restrictions on the licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, (i) requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and (ii) restricting access to the Company's source codes. Trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's products or to obtain and use information that the Company regards as proprietary. Although the Company may apply for certain patents, the Company presently has no patents or patent applications pending. Policing unauthorized use of the Company's products is difficult, and while the Company may be unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not develop similar technology independently. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects software product developers increasingly to be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms.

EMPLOYEES

As of March 20, 1998, the Company had a total of 109 employees, of which 78 were technical professionals, 14 comprised the sales and marketing staff, and the remainder were involved in management, administration, and accounting. The Company's employees are not represented by any unions and the Company has not experienced any work stoppages.

MANUFACTURING

The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this preliminary review, the information systems in place will be modified with the appropriate upgrades provided by the original software vendors. Currently, the aggregate costs associated with these upgrades have not been estimated.

The Company contracts for the manufacture of its software and packaging. The Company believes that there are adequate sources of supply and manufacturing capacity to address the Company's requirements.

YEAR 2000

The Company is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on this preliminary review, the information systems in place will be modified with the appropriate upgrades provided by the original software vendors. Currently, the aggregate costs associated with these upgrades have not been estimated.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases professional office space for its headquarters and operations in Fairfax, Virginia and recently expanded its space and extended the term of its lease through July 31, 2003. Leased space now totals 25,950 square feet. Payments under the lease were approximately $370,000 in 1997, are expected to be $492,000 in 1998, and will increase to approximately $599,000 by 2003.

The Company also maintains an office of approximately 3,400 square feet in Mountain View, California. Payments under the lease were approximately $72,968 in 1997 (Infodata was responsible for approximately $37,000 in 1997). The lease expires May 31, 1998 and the Company is discussing the possibility of extending the lease with the landlord. The Company believes the lease will be extended and that payments under the lease will approximate $130,000 in 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An amendment to the Company's 1995 Stock Option Plan was approved (by a vote of 1,657,437 shares for, 118,817 shares against, with 19,380 shares abstaining) during a Special Meeting of Shareholders held at the Company's corporate headquarters on November 5, 1997. The amendment to the 1995 Stock Option Plan reserved 500,000 additional shares of the Company's common stock for issuance to employees, officers, consultants, directors and others under such Plan. Shareholders of record as of the close of business on September 25, 1997, were entitled to notice of, and to vote at, the meeting.

ITEM 4A.  EXECUTIVE OFFICERS

The following information relates to Executive Officers of the Registrant as of March 20, 1998:

             NAME                       AGE                 POSITION
       James A. Ungerleider             48            President and Chief Executive Officer

       Harry Kaplowitz                  54            Executive Vice President

       Richard M. Tworek                41            Executive Vice  resident
                                                       and Chief Technology Officer

       Christopher P. Dettmar           44            Chief Financial Officer

       Robert J. Loane                  59            Senior Vice President

       Razi Mohiuddin                   36            Vice President

       Curtis D. Carlson                33            Secretary

James Ungerleider has been the President and Chief Executive Officer of the Company since November 1997. From 1973 until joining the Company, Mr. Ungerleider was associated with American Management Systems, Inc. (AMS) and served as its Vice President, European Finance Industry Business Area from

1991 to November 1997. Prior to joining AMS, Mr. Ungerleider was a senior research scientist with the National Biomedical Research Foundation in Washington, D.C. He has a BS in Electrical Engineering from Princeton University and an MBA from the Harvard Business School.

Harry Kaplowitz, a founder of the Company, has been an Executive Vice President of the Company since November 1997 and a director since 1980. From 1991 to January 1993, Mr. Kaplowitz served as Chairman of the Board of
Directors and from 1991 to November 1997 he served as President of the Company. From 1980 to 1989, he served as Executive Vice President of the Company. From 1973 to 1980, he was a Vice President of the Company. Mr. Kaplowitz has a BS in Electrical Engineering from the Massachusetts Institute of Technology and an MBA from the Wharton Graduate School.

Richard M. Tworek has been an Executive Vice President of the Company since October 1995, a director since July 1996 and Chief Technology Officer since April 1997. Mr. Tworek was the founder of Merex and served as its President from April 1987 to October 1995. Mr. Tworek originated the VFC concept and is responsible for its development. Mr. Tworek holds a BS in Mathematics from Eastern Michigan University and an MS (equivalent) in Nuclear Engineering from the U.S. Navy Nuclear Power School.

Christopher P. Dettmar has been Chief Financial Officer of the Company since May 1997. From November 1993 to April 1997, he served as Vice President, Chief Financial Officer and a Director of TWS, Inc. and its predecessor company, Encompass, Inc., both of which are telecommunications service firms. From November 1989 to November 1993, he served as Vice President, Chief Operating Officer and a director of the Hunter Companies, an asset management and real estate brokerage firm. From 1984 to 1989, Mr. Dettmar served as a regional controller with Cincinnati Bell Information Systems and from 1979 to 1983, he worked for Price Waterhouse & Co. He is a certified public accountant, holds a BS in Commerce from the University of Virginia and an MBA from the Pennsylvania State University.

Dr. Robert J. Loane has been Senior Vice President and Chief Scientist of the Company since 1981. He is the principal architect and developer of the INQUIRE family of products and in now involved with the architecture of future products and provides consulting services to many of the Company's customers. Dr. Loane has a PhD in Computer Sciences from Princeton University and a BEE from Cornell University.

Razi Mohiuddin has been a Vice President of the Company since February 1998 and a manager of the Company's West Coast facilities since July 1997. From 1988 to July 1997, he served as Vice President of Software Partners, Inc., a firm that developed products for online services, and was the parent of AMBIA, and from 1995 to July 1997, Mr. Mohiuddin also served as Vice President, Engineering, of AMBIA. In 1994, Mr. Mohiuddin co-founded ONSALE, Inc., a publicly held Web-based service that specializes in selling computers and consumer electronics using auctions, markdowns, and other close-out techniques. Mr. Mohiuddin has a BS in Computer Science from the University of Illinois, Chicago.

Curtis D. Carlson has been the Secretary of the Company since February 1998. From 1991 until joining the Company in August 1994, Mr. Carlson was associated with the Federal Systems Division of International Business Machines (IBM) Corporation and served in the Business Practices and Contracts function supporting the U.S. Navy and Radiation-Hardened Semiconductor business areas. Since 1994, Mr. Carlson has been Chairman of the Board of Synergy One Federal Credit Union. He has a BS in Finance from Rochester Institute of Technology and is completing coursework at Virginia Polytechnic Institute and State University for his MBA.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Infodata's Common Stock has been quoted on the NASDAQ SmallCap Market under the symbol "INFD" since September 16, 1994. The Company's Common Stock was previously traded on the NASDAQ National Market. Market makers of the Company's Common Stock include Herzog, Heine; Mayer and Schweizter Inc.; and Patterson Travis Inc.

The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.

                                               1997                      1996
                                        High          Low         High          Low
                                        ----          ---         ----          ---
        First Quarter                   $12.63       $6.75        $ 3.27        $1.93
        Second Quarter                    8.63        6.00          7.87         2.81
        Third Quarter                    10.38        7.00         10.12         4.25
        Fourth Quarter                   12.75        8.50         12.62         4.62

The market quotations reflected above are inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its Common Stock and presently has no intention to do so. It believes that execution of its operating plan requires the Company to retain available funds to support future business activities. Payment of cash dividends on Common Stock in the future will be dependent upon the earnings and financial condition of the Company, and other factors, which the Board of Directors may deem appropriate. See Note 7 to the 1997 Consolidated Financial Statements, contained elsewhere in this report, for information relating to cash dividends pertaining to Preferred Stock.

As of March 23, 1998, there were approximately 1,650 beneficial holders of record.

On July 22, 1997, the Company issued an aggregate of 400,000 shares of Common stock to Alan Fisher and Razi Mohiuddin, the former shareholders of AMBIA, as consideration for the purchase of all of the outstanding shares of capital stock of AMBIA, pursuant to an Agreement of Merger and Plan of Reorganization. The Company relied on Section 4(2) of the Securities Act, as the basis for an exemption from registration, because the transaction did not involve any public offering.

On October 11, 1995, the Company issued an aggregate of 210,000 shares to Richard Tworek, Mary Margaret Styer and Andrew Fregly, the shareholders of Merex, as consideration for the acquisition of Merex pursuant to an Asset Purchase Agreement and Plan of Reorganization. The Company relied on Section 4(2) of the Securities Act as the basis for an exemption from registration, because the transaction did not involve any public offering.

The Company has agreed to issue shares of Common Stock on a quarterly basis to each of Richard Bueschel, Laurence Glazer, Robert Leopold, Millard Pryor, Jr., Isaac Pollak and Alan Fisher, the non-employee directors of the Company, as payment of consulting fees for 1997 in the amount of $10,000 per non-employee director. For the year ended December 31, 1997, each non-employee director was entitled to 1,100 shares of Common Stock. Certificates evidencing such shares and the number of shares to which the non-employee directors will be entitled for the last quarter of 1997 were issued in January, 1998. The Company is relying on Section 4(2) of the Securities Act as the basis for an exemption from registration, because these shares will be issued by the Company solely to its non-employee directors, and thus will not involve any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Company provides electronic document management software and systems to corporate and government workgroups, departments and enterprises. Prior to 1994, substantially all of the company's business was derived from the sale, support, and maintenance of INQUIRE/Text, a full-text retrieval product used for storing, indexing, retrieving and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text revenue of all types (licenses, maintenance and consulting) accounted for approximately 49% and 40% of revenues for the years ended December 31, 1996, and 1997, respectively. The Company expects INQUIRE/Text revenues to decrease over time due to the decreasing reliance of users on mainframe hardware and the maturity of the market. In 1994, the Company shifted its focus to providing a broader range of document and information management solutions deliverable through client/server and intranet technology. As a result, client/server, intranet consulting revenues, third-party software product revenues, and VFC revenues increased from 51% of the Company's revenues in 1996 to 60% in 1997.

In January 1997, the Company introduced VFC, and began to market VFC in the second quarter of 1997. The Company anticipates that VFC will constitute an increasing percentage of the Company's revenue for the foreseeable future. In December 1997, the Company entered into an agreement with Adobe Systems, Inc. to cross license and co-market certain technologies (the "Cross-License Agreement"). The Company expects to receive more than $700,000 in consulting fees pursuant to a consultant agreement ("Consulting Agreement") entered into in connection with the Cross-License Agreement for modifications to certain of its technologies so that it can be incorporated into future Adobe products. Of the fees payable under the Consulting Agreement, $350,000 has been recognized by the Company as of December 31, 1997. Of this, $225,000 was paid in 1997 and $125,000 was paid in January 1998. Another $125,000 was paid by January 31, 1998, $125,000 becomes due upon Adobe's acceptance of the initial version of the modifications, and the balance of $129,000 becomes due and payable upon Adobe's acceptance of the final product. The Consulting Agreement may be terminated by Adobe upon 30 days' written notice and payment of 10% of the next unpaid installment of the consulting fee. Upon acceptance of the modifications by Adobe, the Company will earn a license fee of $1,000,000. Although the Company has received approximately 50% of the license fee under the Cross-License Agreement, any license fees received by the Company are subject to refund if the Company fails to deliver an acceptable final product to Adobe. The Company will not recognize any revenue with respect to these license fees until the product has been accepted and the fees are no longer refundable, which is expected to occur in the second half of 1998. The Company recognizes revenue from its product development services in both 1997 and 1998 on a percentage of completion basis. Certain components of VFC that will be licensed to Adobe will be incorporated in future Adobe products. In addition, certain Adobe products will display a "VFC Button" that will provide a direct link to VFC or to VFC marketing information if the user does not have VFC. Adobe will receive royalties based on any sales of VFC arising out of this marketing arrangement, and will also receive commissions for any VFC sales that it makes directly. The Company estimates that the total effort required to develop the features to be included in the initial version of the modified technology to be 133 person-weeks and the time to develop the initial and beta versions will be 52 person-weeks over a six-month period. The Company has assigned 12 engineers to develop the modifications. The Company has completed a substantial portion of the modifications.

As of December 31, 1997, VFC has been sold to large organizations with significant document processing requirements, such as the Department of Energy, AT&T, State Street Bank and the U.S. Army Signal Corps. Due to limited sales and support resources and the recent introduction of VFC, the Company has focused on selling VFC to customers that have multiple servers that can utilize VFC. The Company expects that these customers will help it in the future both as references and through further sales within the customers' organizations. Evaluation copies of VFC software have been installed at a number of large organizations. Most of these installations have resulted in orders, although a few customers have returned the evaluation software without placing an order. The sales cycle for initial sales of VFC has ranged from three to nine months. The Company believes that the sales cycle for repeat sales to customers may be shorter. VFC is licensed at an introductory price of $4,995 per server. The Company plans to increase the price of VFC in the first half of 1998. The Company also provides support packages and extension products at an additional price. The Company offers annual maintenance for VFC at a cost of 20% of the purchase price. As of December 31, 1997, annual maintenance sales for VFC were immaterial.

On July 22, 1997, the Company acquired all of the common stock of AMBIA in consideration for 400,000 shares of the Company's Common Stock with a fair value of $7.75 per share, which was equivalent to the trading price of the Company's Common Stock on such date. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA common stock were converted into options to acquire approximately 35,000 shares of the Company's Common Stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000, including the direct costs of the acquisition. Approximately $3,292,000 was allocated to goodwill, $25,000 was allocated to acquired tangible assets and $144,000 was allocated to acquired intangible assets, which did not include AMBIA's work force. The Company did not allocate any amount to AMBIA's work force because of the Company's belief that businesses located in Silicon Valley, such as AMBIA, experience high personnel turnover. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. The acquisition was treated as a purchase. For the year ended December 31, 1996 (AMBIA was incorporated on May 1, 1996), AMBIA's revenues were $835,000, and its net loss was $676,000. AMBIA is now a subsidiary of the Company.

At December 31, 1997, the Company had a net operating loss ("NOL") aggregating approximately $8,447,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is limited after an ownership change, as defined in
Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. As a result of the AMBIA acquisition, the Company is subject to limitations on the use of its NOL as provided under
Section 382. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs.

Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. The margins realized on transactions involving deferred revenue depend on the type of service rendered by the Company. In general, most deferred revenue is generated by software maintenance contracts. These contracts have high margins. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is an older software product. The Company's costs under maintenance contracts are low and consequently, the gross margin is high. The balance of deferred revenue generally relates to consulting services, which carry lower margins than maintenance contracts.

The components of the Company's cost of revenue depend on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other components include any subcontractor costs, any non-labor direct costs such as travel and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For third-party product sales, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For products that have been developed internally, the Company includes shipping, delivery, packaging, production, the direct labor of personnel involved in delivering and installing the product and any associated expenses involved with the installation.

Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to integrate various products it has developed or acquired and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer purchases and implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, acquisitions by competitors, the ability of the Company to develop and market new products and control costs, and general domestic economic and political conditions.

RESULTS OF OPERATIONS
Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

REVENUES

Total revenue increased by $1,084,000, or 11%, from $9,560,000 for the year ended December 31, 1996 to $10,644,000 for the year ended December 31, 1997. The Company derived revenues from consulting services, sales of third party products, sales of INQUIRE/Text-related products and services and maintenance related thereto, and sales of the Company's software products. Revenues from consulting services and third party products, as well as training, increased by $612,000, or 9%, from $6,765,000 for the year ended December 31, 1996 to $7,377,000 for the year ended December 31, 1997, due to an increase in third-party product sales and training. The VFC family of products which includes the Company's VFC and AMBIA software products were introduced during 1997 and produced $644,000 in revenue during the third and fourth quarters of 1997, including $569,000 in AMBIA revenues. The first sale of these products was recorded in July of 1997. Revenue generated primarily from INQUIRE/Text-related products and maintenance decreased by $169,000, or 6%, from $2,794,000 for the year ended December 31, 1996 to $2,625,000 for the year ended December 31, 1997. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit increased by $379,000, or 9%, from $4,103,000 for the year ended December 31, 1996 to $4,482,000 for the year ended December 31, 1997. The increase in gross profit was due primarily to increased revenue, particularly in the high margin VFC family of products. This was partially offset by the decline in high margin INQUIRE/Text-related revenues.

Gross margin as a percent of revenues decreased by 1% from 43% for the year ended December 31, 1996 to 42% for the year ended December 31, 1997. The decrease was due to the growth of lower-margin third party product sales during 1997.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $1,656,000, or 203%, from $816,000 for the year ended December 31, 1996 to $2,472,000 for the year ended December 31, 1997. The principal cause of the increase was the development of the VFC family of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2,630,000, or 92%, from $2,869,000 for the year ended December 31, 1996 to $5,499,000 for the year ended December 31, 1997. The increase was due primarily to increases in the sales staff and in marketing expenditures related to the introduction of the VFC family of products.

INTEREST INCOME AND EXPENSE

Interest income decreased $33,000, or 34%, from $96,000 for the year ended December 31, 1996 to $63,000 for the year ended December 31, 1997. The decrease was due to lower balances of cash, cash equivalents, and short term investments during the year ended December 31, 1997. The Company invested in short-term, highly liquid money market instruments only.

Interest expense increased $33,000, or 300%, from $11,000 for the year ended December 31, 1996 to $44,000 for the year ended December 31, 1997. The increase was due to the increased utilization of the line of credit during the year ended December 31, 1997.

NET INCOME

Net income decreased $3,968,000, from $503,000 for the year ended December 31, 1996 to a net loss of $3,465,000 for the year ended December 31, 1997. The decrease was due to the factors discussed above. As a result of preferred stock dividends of $58,000 paid in 1996, net income available to holders of common stock amounted to $445,000 or $0.23 per share basic and $0.22 per share on a diluted basis for the year ended December 31, 1996. During 1996, all of the outstanding preferred stock was converted into common stock. Therefore, there were no preferred stock dividends in 1997. For the year ended December 31, 1997, the net loss allocated to holders of common stock was $3,465,000, or $1.39 per share on both a basic and diluted basis.

ACCOUNTS RECEIVABLE

Accounts receivable increased $1,250,000, or 82%, from $1,522,000 as of December 31, 1996 to $2,772,000 as of December 31, 1997. The reason for the increase was due to the increase in sales during the fourth quarter of 1997 compared to the fourth quarter of 1996. Fourth quarter 1997 sales increased by $1,408,000 over the fourth quarter of 1996.

ACCOUNTS PAYABLE

Accounts payable increased $1,155,000 or 353%, from $327,000 as of December 31, 1996 to $1,482,000 as of December 31, 1997. The increase was due to an increase in expenses during the fourth quarter of 1997 of $1,191,000 compared to the fourth quarter of 1996 and an increase in the aging of the accounts payable.

NOTES PAYABLE

Notes payable increased $880,000, from $0 as of December 31, 1996 to $880,000 as of December 31, 1997. The increase was due to interim borrowings incurred under a line of credit to help finance the development of the VFC family of products until more permanent financing could be put in place in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $288,000 and a working capital deficit of $1,693,000. The Company had borrowings of $880,000 as of December 31, 1997. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the

30-day  commercial  paper rate.  Currently,  this per annum rate  approximates prime. The facility expires in July 1998. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently in compliance with these funding requirements. Subsequent to year-end 1997, the Company paid off the line of credit in full.

Net cash used in operating activities for the year ended December 31, 1997 of $2,579,000 was due to the Company's net loss for the period of $3,465,000, an increase in accounts receivable of $1,249,000, partially offset by an increase in accounts payable of $1,155,000, depreciation and amortization expense of $323,000, goodwill amortization of $266,000, and an increase in deferred revenue of $438,000.

Net cash provided by investing activities of $486,000 for the year ended December 31, 1997 was derived primarily from the maturity of short-term investments, offset by purchases of property and equipment.

Net cash provided by financing activities of $1,111,000 came from the proceeds of short-term borrowing and the issuance of common stock through stock option exercises offset by the payments of notes payable for the year ended December 31, 1997.

Net cash flow from operating activities for the year ended December 31, 1997 were not sufficient to fund the operations of the business. However, based upon the Company's expectations of growth in future revenues from both its consulting business and its VFC family of products, and based on the successful financing consummated on February 20, 1998, management believes that available and projected resources will be sufficient to meet its working capital requirements through at least December 31, 1998.

Net cash provided by operating activities for the year ended December 31, 1996 of $1,140,000 was due primarily to the Company's net income, a decrease in accounts receivable, significant non-cash expenses such as depreciation and amortization, and an increase in accrued expenses, partially offset by a decrease in deferred revenue. Net cash used in investing activities for the year ended December 31, 1996 of $1,396,000 was due to the purchase of short term investments and property and equipment. Net cash provided by financing for the year ended December 31, 1996 of $46,000 was due to the issuance of stock, offset by payments on capital lease obligation and preferred stock dividends. At December 31, 1996, the Company had cash, cash equivalents, and short-term investments of $2,213,000.

Effective February 17, 1998 and consummated February 20, 1998, the Company sold 1,600,000 shares of common stock in an underwritten public offering for a price of $5.00 per share, or a total of $8.0 million. The Company plans to use the approximately $6.65 million of net proceeds from the offering to expand the Company's sales and marketing activities, for research and development, for the repayment of approximately $1.0 million of institutional debt and for working capital and general corporate purposes.

Since December 31, 1997, the Company has continued to incur losses and management's projections indicate that the Company will continue to generate operating losses and negative cash flow through the third quarter of 1998. The Company anticipates, based on its current plans for the proceeds from the financing together with its operating cash flows, to meet anticipated cash requirements through the end of 1999. The Company expects to operate on a positive cash flow basis beginning in the fourth quarter of 1998, as a result of increased sales of VFC. The Company estimates that VFC will account for approximately 25% to 30% of the Company's revenues in 1998. However, there can be no assurance that this will be the case. The Company expects that, on a per product basis, the gross margin on VFC related sales will range from 60% to 75%, although there can be no assurance that this will be the case. Although sales of VFC, including AMBIA products, accounted for less than $700,000 for the year ended December 31, 1997, the first sale of VFC was not recorded until the third quarter of 1997. The Company believes VFC sales will increase through the end of the year 2000. There can be no assurance, however that VFC sales will increase, or if they increase, that they will continue to do so through the year 2000 or that revenues from such sales will grow. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's new and existing products and services, the growth of the Company's distribution channels, the technological advances and activities of competitors, and other factors. If the Company is not successful in developing and marketing VFC, the Company's cash flow will be materially and adversely affected, and the Company may need to implement certain cost control measures or obtain additional financing. There can be no assurance such financing will be available on reasonable terms or at all. If such financing is not available the Company will be materially and adversely affected. Even if such financing is available, it may involve significant dilution to the then holders of Common Stock.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements required hereunder are listed under Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by Item 9 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4a of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3) of Form 10-KSB, the information called for by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS.  The financial statements and exhibits required by
      Item 7 and this Item 13 of Form 10-KSB are listed below.

(b)   Index to Consolidated Financial Statements:                      PAGE

      Report of Independent Public Accountants                           25

      Consolidated Statements of Operations - Each of the                26
      two years in the period ended December 31, 1997

      Consolidated Balance Sheets - December 31, 1997 and 1996           27-28

      Consolidated Statements of Shareholders' Equity - Each of          29
      the two years in the period ended December 31, 1997

      Consolidated Statements of Cash Flows - Each of the two            30
      years in the period ended December 31, 1997

      Notes to Consolidated Financial Statements - December 31, 1997     31-40
      and 1996

(b)   REPORTS ON FORM 8-K.

On August 6, 1997, the Company filed a Current Report on Form 8-K, dated July 22, 1997, as amended on October 6, 1997, to report under Item 2 thereof the Company's acquisition of 100% of the issued and outstanding capital stock of AMBIA Corporation and to include, under Items 7(a) and 7(b) thereof, the financial statements and pro forma financial information relating to such acquisition transaction.


EXHIBIT INDEX
 Exhibit Number                             Description
 --------------                             -----------
 2.1              Plan and Agreement of Merger, dated as of March 10, 1995, by and between  Infodata  Systems Inc.  and  Virginia  Infodata
                  Systems  Inc.  (incorporated  herein by reference to Exhibit
                  2.1 to the  Company's  Registration  Statement  on Form SB-2
                  (Registration  No.  333-42611)  dated  December 18, 1997, as amended).

 2.2 Asset Purchase Agreement and Plan of Reorganization, dated as of October 6, 1995, among the Company, Merex, Inc. and
                  Richard M. Tworek,  Mary Margaret Styer and Andrew M. Fregly
                  (incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1995).

 2.3 Agreement of Merger and Plan of Reorganization, dated as of July 22, 1997, by and among the Company, AMBIA Corporation,
                  Alan Fisher and Razi Mohiuddin,  Software Partners, Inc. and
                  Ambia Acquisition Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated August 6,
                  1997 and Form 8-K/A dated October 6, 1997).

 3.1 Articles of Incorporation (incorporated by reference to Exhibit A of the Company's Proxy Statement dated April 10,
                  1995).




 3.2 Articles of Amendment of Articles of Incorporation of the Company, dated as of August 12, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company's Registration
                  Statement on Form SB-2  (Registration  No.  333-42611) dated
                  December 18, 1997, as amended). 3.3 By-Laws (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 10, 1995).

 4.1 Form of Underwriters' Purchase Option (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form SB-2  (Registration  No.  333-42611) dated
                  December 18, 1997, as amended).

10.1 Cross License Agreement, dated as of December 3, 1997, by and between the Company and Adobe Systems Incorporated
                  (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration
                  No. 333-42611) dated December 18, 1997, as amended).

10.2 Office Building Lease, dated as of April 12, 1993, by and between the Company and Monument Fairfax Associates for One
                  Monument Drive (incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.3              Lease  Agreement,  dated as of July 20,  1993,  between  The
                  Landmark  and  Software  Partners,  Inc.  for 2013  Landings
                  Drive, Mountain View, California (incorporated herein by reference to Exhibit 10.3 to the Company's Registration
                  Statement on Form SB-2  (Registration  No.  333-42611) dated
                  December 18, 1997, as amended).

10.4              Lease for Data  Processing  Service  Agreement,  dated as of
                  July  29,   1994,   between  the   Company   and   Financial
                  Technologies  Inc.  (incorporated  by  reference  to Exhibit
                  10(ee) to the Company's Annual Report on Form 10-KSB for the
                  fiscal year ended December 31, 1994).

10.5              Executive  Separation  Agreement,  dated as of  October  20,
                  1986, between the Company and Harry Kaplowitz (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10.6              Executive  Separation  Agreement,  dated as of  October  20,
                  1986, between the Company and Robert Loane (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10.7              Employment and Non-Compete  Agreement,  dated as of July 22,
                  1997, as amended, between the Company, AMBIA Corporation and Razi Mohiuddin (incorporated herein by reference to Exhibit
                  10.7 to the  Company's  Registration  Statement on Form SB-2
                  (Registration No. 333-42611) dated December 18, 1997, as amended).

10.8              Employment and  Non-Compete  Agreement,  dated as of October
                  11,  1995,  as  amended,  between the Company and Richard M.
                  Tworek  (incorporated herein by reference to Exhibit 10.8 to
                  the   Company's   Registration   Statement   on  Form   SB-2
                  (Registration  No.  333-42611)  dated  December 18, 1997, as amended).




10.9 Letter Employment Agreement, dated as of November 5, 1997, as amended, between the Company and James Ungerleider
                  (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration
                  No. 333-42611) dated December 18, 1997, as amended).

10.10             Note, Loan and Security  Agreement,  dated as of October 31,
                  1997,   between  the  Company  and  Merrill  Lynch  Business
                  Financial Services Inc. (incorporated herein by reference to
                  Exhibit  10.10 to the  Company's  Registration  Statement on
                  Form SB-2  (Registration  No.  333-42611) dated December 18,
                  1997, as amended).

10.11             Loan and Registration  Right Agreement,  dated as of October
                  3,  1996,   between   the  Company  and  Richard  M.  Tworek
                  (incorporated  herein by reference  to Exhibit  10.11 to the
                  Company's  Registration Statement on Form SB-2 (Registration
                  No. 333-42611) dated December 18, 1997, as amended).

10.12             1995 Stock Option Plan (incorporated by reference to Exhibit
                  4(a) to the Company's Registration Statement on Form S-8, dated as of June 13, 1995).

10.13 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(a) to the Company's Registration
                  Statement on Form S-8 dated as of June 27, 1997).

10.14 Letter Agreement, dated as of December 14, 1997, extending the Employment and Non-Compete Agreement between the Company and Richard M. Tworek (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on
                  Form SB-2  (Registration  No.  333-42611) dated December 18,
                  1997, as amended).

10.15 Agreement on Confidential Information, Inventions and Ideas, dated as of December 17, 1997, between the Company and James
                  Ungerleider  (incorporated  herein by  reference  to Exhibit
                  10.15 to the Company's  Registration  Statement on Form SB-2
                  (Registration No. 333-42611) dated December 18, 1997, as amended).

10.16             Consulting Agreement,  dated as of October 24, 1997, between the Company  and Adobe  Systems  Incorporated  (incorporated herein  by  reference  to  Exhibit  10.16  to the  Company's
                  Registration   Statement  on  Form  SB-2  (Registration  No.
                  333-42611) dated December 18, 1997, as amended).

21.1              Subsidiaries   of  the  Company   (incorporated   herein  by
                  reference  to  Exhibit  21.1 to the  Company's  Registration
                  Statement on Form SB-2  (Registration  No.  333-42611) dated
                  December 18, 1997, as amended).

23.1              Consent of Arthur Andersen, L.L.P.

27.1              Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1998
                                      INFODATA SYSTEMS INC.

                                      BY: /s/JAMES A. UNGERLEIDER
                                          -----------------------
                                          James A. Ungerleider
                                          President and Chief Executive Officer

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

SIGNATURE                               TITLE                                  DATE

 /s/RICHARD T. BUESCHEL                 Chairman of the Board                  March 30, 1998
 -------------------------
 Richard T. Bueschel

 /s/CHRISTOPHER P. DETTMAR              Chief Financial Officer (Principal     March 30, 1998
 -------------------------              Accounting and Financial Officer)
 Christopher P. Dettmar

 /s/ALAN S. FISHER                      Director                               March 30, 1998
 -------------------------
 Alan S. Fisher

 /s/LAURENCE C. GLAZER                  Director                               March 30, 1998
 -------------------------
 Laurence C. Glazer

 /s/HARRY KAPLOWITZ                     Executive Vice President and Director  March 30, 1998
 -------------------------
 Harry Kaplowitz

/s/ROBERT M. LEOPOLD                    Director                               March 30, 1998
 -------------------------
Robert M. Leopold

 /s/ISAAC M. POLLAK                     Director                               March 30, 1998
 -------------------------
 Isaac M. Pollak

 /s/MILLARD H. PRYOR, JR.               Director                               March 30, 1998
 -------------------------
 Millard H. Pryor, Jr.

 /s/RICHARD M. TWOREK                   Executive Vice President and Director  March 30, 1998
 -------------------------
 Richard M. Tworek

 /s/JAMES A. UNGERLEIDER                President, Chief Executive Officer     March 30, 1998
 -------------------------              and Director
 James A. Ungerleider

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Infodata Systems Inc.:

We have audited the accompanying consolidated balance sheets of Infodata Systems Inc. (a Virginia corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infodata Systems Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Washington, D.C.                                  /s/ARTHUR ANDERSEN LLP
March 6, 1998

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Year Ended December 31,
                                                                              1997          1996
                                                                              ----          ----
       Revenues.......................................................       $10,644       $9,560

       Cost of revenues...............................................         6,162        5,457
                                                                             --------      -------

              Gross profit............................................         4,482        4,103
                                                                             --------      -------

       Operating expenses:
         Research and development :...................................         2,472         816
         Selling, general, and administrative.........................         5,499        2,869
                                                                             --------      -------
                                                                               7,971        3,685

              Operating income........................................        (3,489)         418
                                                                             --------      -------


       Interest income................................................            63           96
       Interest expense...............................................           (44)         (11)
                                                                             --------      -------

       Income before income taxes.....................................        (3,470)         503

       Provision for income taxes.....................................            (5)          --
                                                                             --------      -------

       Net income.....................................................       $(3,465)      $  503
                                                                             ========      =======

       Preferred dividends............................................            --           58
                                                                             --------      -------

       Net income available to common shareholders....................       $(3,465)      $  445
                                                                             ========      =======

       Per share:
         Net income available to common shareholders
           Basic......................................................       $ (1.39)      $  .23
                                                                             ========      =======
           Diluted....................................................       $ (1.39)      $  .22
                                                                             ========      =======

       Weighted average shares outstanding ...........................         2,498        1,945


The accompanying notes are an integral part of these statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                       1997           1996
                                                                       ----           ----
ASSETS
Current assets:
      Cash and cash equivalents.................................     $  284         $1,266
      Short-term investments....................................          4            947
      Accounts receivable, net of allowance of $43 in 1997......
        and $80 in 1996.........................................      2,772          1,522
      Other current assets......................................        174            185
                                                                     -------        -------
                  Total current assets..........................      3,234          3,920
                                                                     -------        -------

Property and equipment, at cost:
      Furniture and equipment...................................      2,817          2,373
      Less: accumulated depreciation and amortization...........     (2,220)        (1,897)
                                                                     -------        -------
                                                                        597            476


Goodwill, net of accumulated amortization of $296 in 1997 and
      $31 in 1996...............................................      3,371            274

Other assets....................................................        309            137

Software development costs, net of accumulated
      amortization of $2,094 in 1997 and $2,052 in 1996
      (Note 3)..................................................         42             84


Total assets....................................................     $7,553         $4,891
                                                                     =======        =======


The accompanying notes are an integral part of these balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                           DECEMBER 31,
                                                                       1997           1996
                                                                       ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of capital lease obligations..............     $    26        $    46
      Current portion of note payable...........................         880             --
      Accounts payable..........................................       1,482            327
      Accrued expenses..........................................         928            823
      Deferred revenue..........................................       1,592          1,079
      Current portion of deferred rent..........................          19             33
                                                                     --------       --------

                  Total current liabilities.....................       4,927          2,308
                                                                     --------       --------

Capital lease obligations.......................................           6             33
Deferred revenue................................................          --             75
Deferred rent...................................................          --             19
                                                                     --------       --------
                  Total liabilities.............................       4,933          2,435
                                                                     --------       --------

Commitments and contingencies (Note 8)

Shareholders' equity:
      Preferred stock ..........................................          --             --
      Common stock, $.03 par value, 6,666,666 shares
         authorized; 2,754,784 and 2,277,865 shares issued and
         outstanding in 1997 and 1996, respectively.............          82             68

      Additional paid-in capital................................      12,670          9,055
      Accumulated deficit.......................................     (10,132)        (6,667)
                                                                     --------       --------
Total shareholders' equity......................................       2,620          2,456
                                                                     --------       --------
Total liabilities and shareholders' equity......................     $ 7,553        $ 4,891
                                                                     ========       ========


The accompanying notes are an integral part of these balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                      Additional                         Total
                                           Preferred Stock          Common Stock        Paid-In       Accumulated     Shareholders'
                                          Shares     Amount     Shares      Amount      Capital         Deficit          Equity
                                          ------     ------     ------      ------      -------       -----------     -------------

  Balance at December 31, 1995.......     131,500    $ 132       1,465,336    $44       $ 8,056       $ (6,467)         $ 1,765

  1:6 Common stock dividend..........                              241,063      7           636           (643)               0

  Redemption of preferred shares for
  common.............................    (131,500)    (132)        394,614     12           120            --                 0

  Fractional share redemption........          --       --              --     --           --              (2)              (2)

  Exercise of stock options..........          --       --         176,852      5           243             --              248

  Dividends on preferred stock.......          --       --              --     --           --             (58)             (58)

  Net income.........................          --       --              --     --           --             503              503
                                         ---------    -----      ----------   ----      -------       ---------         --------
  Balance at December 31, 1996.......          --       --       2,277,865     68         9,055         (6,667)           2,456

  Employee stock purchase plan ......                                3,952     --            26             --               26

  AMBIA acquisition .................                              400,000     12         3,339             --            3,351

  Exercise of stock options .........          --       --          72,967      2           239             --              241

  Other .............................          --       --              --     --            11             --               11

  Net loss ..........................          --       --              --     --           --          (3,465)          (3,465)
                                         ---------    -----      ----------   ----      -------       ---------         --------
  Balance at December 31, 1997.......          --     $ --       2,754,784    $82       $12,670       $(10,132)         $ 2,620
                                         ---------    -----      ----------   ----      -------       ---------         --------

The   accompanying   notes  are  an   integral   part  of  these   statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                                            Year Ended December 31,
                                                                              1997           1996
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income................................................  $(3,465)       $   503
         Adjustments to reconcile net income to net cash provided by operating activities-
            Depreciation and amortization.................................      323            264
            Software amortization.........................................       42             42
            Goodwill and other intangible amortization....................      266             48
            Changes in operating assets and liabilities:
               Accounts receivable........................................   (1,249)           379
               Prepaid royalties and other current assets.................       11            (21)
               Other assets ..............................................     (172)            --
               Accounts payable ..........................................    1,155             (8)
               Accrued expenses...........................................      105            175
               Deferred revenue...........................................      438           (209)
               Deferred rent..............................................      (33)           (33)
                                                                            --------       --------
                  Net cash (used in) provided by operating activities.....   (2,579)         1,140
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment, net.........................     (457)          (357)
         Business acquisition.............................................       --            (23)
         Loan to officer .................................................       --            (70)
         Purchases of short-term investments..............................       --           (943)
         Proceeds from maturity of short-term investments.................      943             29
         Other............................................................       --            (32)
                                                                            --------       --------
                  Net cash provided by (used in) investing activities.....      486         (1,396)
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations............................      (47)          (108)
         Proceeds from short-term borrowings..............................    1,627             --
         Payments of notes payable........................................     (747)            (2)
         Preferred stock dividends........................................       --            (88)
         Issuance of common stock.........................................      278            244
                                                                            --------       --------
                  Net cash provided by financing activities...........        1,111             46
                                                                            --------       --------

Net decrease in cash and cash equivalents.................................     (982)          (210)
Cash and cash equivalents at beginning of year............................    1,266          1,476
                                                                            --------       --------
Cash and cash equivalents at end of year..................................  $   284        $ 1,266
                                                                            ========       ========


The accompanying notes are an integral part of these statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries, Infodata Systems International Inc., Infodata Research and Development Corporation, and AMBIA Corporation. These entities are collectively referred to herein as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

NATURE OF BUSINESS

The Company provides complete Electronic Document Management System ("EDMS") solutions through the sale of products and software integration services. Sales to the U.S. government represent a significant portion of the Company's revenue.

RISKS AND UNCERTAINTIES

During 1997 the Company released a new proprietary software product, Virtual File Cabinet ("VFC"). The Company has incurred significant costs related to this product. As a result of these costs, the Company had a working capital deficit of approximately $1.7 million and had incurred a net loss of approximately $3.5 million as of and for the year ended December 31, 1997. The Company will continue to incur these costs in the future. To finance its investment in VFC and to mitigate its liquidity risk, the Company sold 1.6 million shares of common stock in a public offering in February 1998. At $5.00 per share, the offering generated gross proceeds of $8 million (see Note 8). Additionally, the Company has developed a plan to increase revenues through sales of its VFC product line; however, there can be no assurance that the Company will be able to adequately increase product sales. Therefore, the Company has also developed a plan to implement certain cost control measures during 1998. Also, the Company's operations are subject to certain other risks and uncertainties, including uncertainty of future operating results, fluctuations in quarterly results, change in mix of products, decline in INQUIRE/Text sales and reliance on VFC, lengthy sales and implementation cycles, rapid technological changes and product obsolescence, competition, risks associated with sales channels, and dependence on government contracts and security clearances.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue from software licenses upon delivery of the software product to the customer or upon customer acceptance, if a trial period exists. Revenues from post contract support, including revenue bundled with the initial license fee, are recognized ratably over the period that customer support services are provided. Software service revenue is recognized as performed.

Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract.

The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", that supersedes SOP 91-1. SOP 97-2 provides additional guidance with respect to multiple elements, returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. SOP 97-2 is to be implemented for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

Revenues from foreign customers totaled approximately $382,000 and $361,000 for the years ended December 31, 1997 and 1996, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. At December 31, 1997 and 1996, the Company had $0 and $768,000, respectively, of cash equivalents invested in commercial paper. Short-term investments available-for-sale at December 31, 1996, totaled approximately $943,000 and consisted of commercial paper and U.S. Treasury Bills with maturities greater than 90 days for which carrying value approximated market value. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. There were no unrealized gains or losses for the years ended December 31, 1997 and 1996. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

Additionally, at December 31, 1997 and 1996, certificates of deposit included in short-term investments totaled approximately $4,000 and $4,000, respectively, which were restricted pursuant to certain capital lease obligations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest totaled $37,000 and $11,000 in 1997 and 1996, respectively. Cash payments for income taxes totaled $0 and $4,000 in 1997 and 1996, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is depreciated using the straight-line method. Computers and related equipment are depreciated over three years and furniture and equipment are depreciated over six years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

GOODWILL

Goodwill created by the Merex, Inc. acquisition is being amortized using the straight-line method over a life of ten years. Goodwill created by the AMBIA acquisition (see Note 2) is being amortized using the straight-line method over seven years. On a periodic basis, the expected future undiscounted cash flows are compared with the carrying value of goodwill to test for potential impairment. The amount of goodwill impairment, if any, would be measured based on the projected discounted cash flows using a discount rate reflecting the Company's average cost of funds. As of December 31, 1997, the Company does not believe there has been an impairment of goodwill.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

EARNINGS PER SHARE

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," at December 31, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. The 1996 earnings per share amount has been restated in accordance with SFAS No.
128. The implementation of SFAS No. 128 did not have a material impact on the Company's financial statements. Earnings per share have been computed using the weighted average number of common shares outstanding.

FOR THE YEAR ENDED                                     1997                                        1996
                                       Income         Shares       Per-share       Income         Shares       Per-share
                                    (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)     Amount
                                    -----------------------------------------   -----------------------------------------
Net (loss) income                     $(3,465)                                     $503
Less: Preferred Dividends                                                           (58)

BASIC EPS
Income available to
Common stockholders                    (3,465)        2,498         (1.39)          445           1,945           $.23

EFFECT OF DILUTIVE SECURITIES
Common stock equivalents                   --            --                          --             217
Convertible Preferred shares               --            --                          58             146

DILUTED EPS
Income available to
common stockholders +
assumed conversions                   $(3,465)        2,498         (1.39)         $503           2,308           $.22

      The effect of options has not been considered for 1997 as it would have been antidilutive.

SIGNIFICANT CUSTOMERS

Sales to U.S. government agencies totaled approximately $5,640,000 and $4,255,000 in 1997 and 1996, respectively. As of December 31, 1997 and 1996, accounts receivable due from U.S. government agencies were approximately $1,304,000 and $655,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial positon. The Company plans to adopt SFAS No. 130 in the first quarter of 1998. The Company does not expect SFAS No. 130 to have a significant impact on its financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 at its year-end December 31, 1998. The Company is currently evaluating the impact of SFAS No. 131 on its financial statements.

NOTE 2. BUSINESS ACQUISITION

On July 22, 1997, the Company consummated its purchase of substantially all of the assets and the assumption of certain liabilities of AMBIA, Inc. ("AMBIA"), in consideration for 400,000 shares of the Company's common stock (restricted as to sale) with a fair value estimated by the Company's Board of Directors at $7.75 per share. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA common stock were converted into options to acquire 34,665 shares of the Company's common stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000 including the direct costs of the acquisition. Approximately $25,000 was allocated to acquired tangible assets, $144,000 to acquired intangible assets, and $3,292,000 to goodwill. Subsequent to the acquisition, the Company determined that the fair value of acquired accounts receivable was approximately $96,000; as a result, goodwill was adjusted by $96,000 to reflect the allocation of the purchase price to accounts receivable. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. The acquisition was treated as a purchase and was accomplished by means of a merger of a wholly-owned subsidiary of the Company into AMBIA. AMBIA develops, markets and sells software products and consulting services, which are complementary to those being developed, marketed and sold by the Company.

The unaudited pro forma financial information presented below reflects the acquisition of AMBIA as if the acquisition had occurred on January 1, 1996. These results are not necessarily indicative of the future operating results or of what would have occurred had the acquisition been consummated at that time.

                                                           For the Year Ended        For the Year Ended
                                                           ------------------        ------------------
                                                           December 31, 1996         December 31, 1997
                                                           -----------------         -----------------
                                                                           (Unaudited)
    Revenue..........................................         $10,395,000               $11,569,000
    Net loss available to common shareholders........            (743,000)               (3,581,000)
    Net loss per share ..............................         $     (0.32)              $     (1.43)


NOTE 3.  SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technological feasibility and the continuing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Amortization expense is determined on an individual product basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product, generally three to five years. Amortization of software development costs is included in cost of revenues in the accompanying consolidated statements of operations. There were no software development costs capitalized for the years ended December 31, 1997 and 1996.

Periodically, the Company reviews the estimated lives of and amounts assigned to software development costs. In light of changing technology, the Company makes revisions to estimated lives and adjusts amounts assigned as appropriate. On December 31, 1995, the Company extended the remaining amortization period to expire in 1998 to reflect the continued longevity of the INQUIRE product as reflected by the substantial revenue stream associated with maintenance renewals. The impact of such revision in estimated remaining useful life increased net income by approximately $22,000 in both 1996 and 1997.

NOTE 4.  INCOME TAXES

At December 31, 1997, the Company had approximately $8,447,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 1998 through 2012. The acquisition of AMBIA during 1997 could limit the extent to which the Company may utilize these carryforwards in any one year. In addition, at December 31, 1997, the Company had $55,000 in investment tax credit carryforwards expiring in 1998 through 2000.

The actual income tax expense attributable to pretax income for the year ended December 31, 1997, and December 31, 1996, respectively, differed from the amount computed by applying the Federal statutory rate of 34 percent as a result of the following:

                                                              1997            1996
                                                             ------          ------
       Tax at statutory rate...........................     $(1,178,000)     $ 171,000
       Change in Valuation Allowance...................       1,076,000       (192,000)
       Nondeductible amortization......................          92,000         16,000
       Miscellaneous items.............................          10,000          5,000
                                                            ------------     ----------
                                                            $        -0-     $      -0-
                                                            ============     ==========


The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 1997 and 1996:

                                                              1997            1996
                                                             ------          ------
       Deferred tax liabilities:
           Net software development costs..............     $   (16,000)     $  (32,000)
       Deferred tax assets:
           Net operating loss carryforward.............       3,206,000       2,030,000
           Investment tax credit and research and
             development tax credits carryforward......          55,000         125,000
           Other.......................................         111,000          92,000
                                                            ------------     -----------
                                                              3,372,000       2,247,000
       Net deferred tax asset before valuation allowance      3,356,000       2,215,000
       Valuation allowance.............................      (3,356,000)     (2,215,000)
                                                            ------------     -----------
       Net deferred tax asset..........................     $        --      $       --
                                                            ============     ===========

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

NOTE 6.  NOTES PAYABLE

In November 1996, the Company entered into a working capital line of credit with Merrill Lynch Business Financial Services Inc. This loan facility provides the Company with up to a $1,000,000 line of credit at a per annum rate equal to the sum of 2.9 percent plus the 30-day commercial paper rate. Currently, this per annum rate approximates the prime rate. Advances on the facility are based on eligible billed accounts receivable less than 90 days old. The facility expires in July 1998. As of December 31, 1997, the Company had borrowed $880,000 against this line of credit. The balance on the line of credit was paid in full in February 1998.

NOTE 7.  SHAREHOLDERS' EQUITY

PREFERRED STOCK
During 1996, all the outstanding shares of preferred stock were converted into common stock, and all dividends in arrears were satisfied by issuance of an equivalent number of common shares. There was no preferred stock issued and/or outstanding in 1997.

OPTIONS AND WARRANTS

As a result of the acquisition of AMBIA, each outstanding option ("AMBIA Stock Option") to purchase shares of AMBIA common stock under the former AMBIA Equity Incentive Plan (as defined in the Merger Agreement) was converted into an option ("Replacement Option") to acquire, on the same terms and conditions as were applicable under such AMBIA Stock Option, 4/45 of a share of Common Stock of the Company, at an exercise price of $1.69 per share with the same expiration date as each such AMBIA Stock Option. Replacement Options to purchase a total of 34,665 shares of the Company's Common Stock were granted to replace the previously granted AMBIA Stock Options. Pursuant to the Merger Agreement, each Replacement Option is to be treated as a non-qualified stock option and, if possible, as granted pursuant to the terms and conditions of the 1995 Plan and the AMBIA Stock Option agreement entered into by AMBIA and the participant in the AMBIA Equity Incentive Plan. The 34,665 shares of the Company's Common Stock underlying the outstanding Replacement Options are not included in the 1,511,000 shares presently authorized under the 1995 Stock Option Plan.

In April 1995, the Company's shareholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which (i) consolidated the Company's 1991 Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan and (ii) provided for the automatic grant of stock options to the members of the Compensation Committee of the Company's Board of Directors. A total of 1,511,000 shares of common stock have been authorized for issuance under options granted and to be granted under the 1995 Plan at exercise prices which will not be less than 100% of the fair market value of the underlying shares on the date of grant of the option. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under either the 1991 Incentive Stock Option Plan or the 1992 Non-Qualified Stock Option Plan. Options granted under the 1995 Plan are exercisable until the earlier of five years from the date of grant or one month after termination of employment. On December 31, 1997, options to purchase 637,787 shares of common stock were exercisable.

During 1987, the Board of Directors adopted a Stock Warrant Purchase Plan. The stock subject to this plan is authorized but unissued shares of common stock. On January 1, 1997, the Stock Warrant Purchase Plan expired. As of December 31, 1997, outstanding warrants for the right to purchase 4,666 shares of common stock were outstanding.

As of December 31, 1997, the Company had reserved a total of approximately 1,247,000 shares of common stock for future issuance upon the exercise of stock options and exercise of stock warrants.

A summary of option and warrant activity under the 1995 Plan and the Predecessor Plans is presented below:

                                                                                   Weighted Average
                                               Number of       Option Price          Option Price
                                                 Shares          Per Share            Per Share
                                             ----------------------------------------------------------
   Outstanding at December 31, 1995                 485,529       $1.085-$5.619         $2.989
      Granted                                       359,653       $2.571-$7.875         $4.504
      Exercised                                   (176,852)       $1.085-$4.655         $3.499
      Expired/Canceled                             (13,196)       $1.090-$5.125         $4.834
                                             ----------------------------------------------------------
   Outstanding at December 31, 1996                 655,134       $1.085-$7.875         $3.342
      Granted                                       548,817       $7.063-$11.188        $9.116
      Exercised                                    (72,977)       $1.085-$10.313        $3.322
      Expired/Canceled                             (40,949)       $1.690-$11.188        $5.299
                                             ----------------------------------------------------------
   Outstanding at December 31, 1997               1,090,025       $1.085-$11.000        $5.956
   EXERCISABLE, DECEMBER 31, 1996                   396,103       $1.085-$7.875         $2.654
   EXERCISABLE, DECEMBER 31, 1997                   637,787       $1.085-$11.000        $4.620

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

                                                                                   1997            1996
                                                                                   ----            ----
                                                                                  (AMOUNTS IN THOUSANDS)
    Net (loss) income available to common shareholders as reported......          $(3,465)        $  503
    Pro forma compensation expense......................................                0            134
                                                                                  --------        -------
    Pro forma net (loss) income.........................................          $(3,465)        $  369

Per share:
            Net (loss) income available to common shareholders:

                                                               1997           1996
                                                               ----           ----
           Basic, as reported                                $(1.39)         $ .23
           Basic, pro forma                                  $(1.39)         $ .19
           Diluted, as reported                              $(1.39)         $ .22
           Diluted, pro forma                                $(1.39)         $ .16

The weighted average fair value of options granted in 1997 and 1996 was $5.37 and $4.31, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996: no dividend yield, expected volatility of 63.0 percent and expected life of five years. The risk-free
interest   rate  for  1997  and  1996  was  6.00  percent  and  6.21  percent, respectively.

Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

CAPITAL LEASE OBLIGATIONS

The Company leases certain fixed assets under long-term capital lease agreements. These assets are included in the accompanying consolidated balance sheets as property and equipment. Depreciation and amortization of these assets is computed using the straight-line method over the shorter of the useful lives of the assets or the term of the lease obligation.

The future payments of capital lease obligations as of December 31, 1997, are as follows:

           1998..............................................              $ 27,400
           1999..............................................                 6,200
           2000..............................................                    --
                                                                           ---------
                    Total minimum payments...................                33,600
           Less - Amounts representing interest..............                (1,100)
                                                                           ---------
           Present value of minimum lease payments...........                32,500
           Less - Current portion............................               (26,400)
                                                                           ---------
           Long-term portion.................................              $  6,100
                                                                           =========

OPERATING LEASES

In 1993, the Company entered into a lease for its corporate headquarters facility in Fairfax, Virginia. This lease originally expired on July 31, 1998 ("Base Lease") but was renewed in November 1997 and now expires on July 31, 2003. Under the terms of the Base Lease, the landlord provided various incentives, which have been deferred and classified as deferred rent in the accompanying consolidated balance sheets. These amounts will be amortized over the life of the Base Lease.

During 1996, the Company incurred approximately $53,000 of rent expense related to space and equipment for an off-site training facility under a month-to-month lease. The Company incurred $84,000 of rent expense related to the off-site training facility in 1997. The month-to-month lease was terminated as of November 30, 1997.

On July 22, 1997, the Company assumed responsibility for leased office space in Mountain View, California as a result of its acquisition of AMBIA Corporation. This lease expires on May 31, 1998 and the Company is discussing the possibility of extending the lease with the landlord. Payments under the lease that were the responsibility of the Company were approximately $37,000 in 1997.

Future minimum rental payments under these leases are as follows:

                       Year               Amount
                       ----              --------
                       1998              $622,000
                       1999              $741,000
                       2000              $763,000
                       2001              $676,000
                       2002              $618,000
                       2003              $378,000

Effective September 1997, the Company entered into a one-year agreement with a third party to procure outside mainframe-related data processing services. The minimum commitment under this agreement amounts to $50,000 until termination in August 1998.

EMPLOYEE BENEFIT PLAN

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 10 percent of the employee's contribution to the Benefit Plan and totaled approximately $41,000 in 1997 and $32,000 in 1996. In addition to the aforementioned contributions, the Company, at the sole discretion of its Board of Directors, may make profit-sharing contributions to the Benefit Plan. No contributions were made in 1997 or 1996.

CONTINGENCIES

Costs charged to cost type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after September 30, 1991, and in the opinion of management, adjustments resulting from the completion of such audits are not expected to have a material impact on the Company's financial position or results of future operations.

RELATED-PARTY TRANSACTIONS

The Company incurred management consulting fees of approximately $210,000 and $195,000 in 1997 and 1996, respectively, for services rendered by certain Directors of the Company. Amounts payable for these services to companies employing these Directors were $17,500 and $12,500 at December 31, 1997 and 1996, respectively. Amounts receivable from a company employing a director were $13,000 at December 31, 1996 and $0 at December 31, 1997.

In October 1996, the Company executed a note receivable from an officer and shareholder for $70,000 due in full on September 30, 1999 with quarterly interest payments at an annual rate of 1 percent over prime (approximately 9.5 percent at December 31, 1997) adjusted quarterly.

SUBSEQUENT FINANCING

On February 20, 1998, the Company consummated a stock offering that was declared effective on February 17, 1998. The gross proceeds were $8,000,000, which consisted of 1,600,000 shares priced at $5.00 per share. The expenses of the stock offering (including the underwriters' fee, legal fees, accounting fees, blue sky fees, registration costs, printing and engraving costs, and other miscellaneous fees) were estimated to be $1,350,000. The resultant net proceeds were estimated to be $6,650,000.