Form 10QSB
period 1998-03-31
INFODATA SYSTEMS INC
filed 1998-05-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-10416

                           ------------------------

                             INFODATA SYSTEMS INC.
             (Exact name of Small Business Issuer in its charter)

                VIRGINIA                             16-0954695
        (State of Incorporation)        (I.R.S. Employer Identification No.)

                 12150 Monument Drive, Fairfax, Virginia 22033
                    (Address of principal executive office)

                                (703) 934-5205
                          (Issuer's telephone number)

                          --------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of May 11, 1998, there were 4,450,888 common shares outstanding. As of May 11, 1998, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $16,883,000.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                                Page(s)
PART I.     FINANCIAL INFORMATION
            Item 1.     Financial Statements (Unaudited)

                        Condensed Consolidated Statement of Operations               3
                              Three Months Ended March 31, 1998 and 1997

                        Condensed Consolidated Balance Sheet                     4 - 5
                              March 31, 1998 and December 31, 1997

                        Condensed Consolidated Statements of Cash Flows              6
                              Three Months Ended March 31, 1998 and 1997

                        Notes to Condensed Consolidated Financial Statements     7 - 8

            Item 2.     Management's Discussion and Analysis                    9 - 14

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                          15

PART I--FINANCIAL INFORMATION
ITEM 1


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           1998             1997
                                                        ---------------------------
Revenues.............................................    $2,910           $2,041

Cost of revenues.....................................     1,772            1,350
                                                         -------          -------

Gross profit.........................................     1,138              691
                                                         -------          -------

Operating expenses:
  Research and development...........................       604              367
  Selling, general and administrative................     1,275            1,207
                                                         -------          -------
                                                          1,879            1,574
                                                         -------          -------

Operating (loss) income..............................      (741)            (883)

Interest income......................................        49               25
Interest expense.....................................       (13)              (2)
                                                         -------          -------

Income (loss) before income taxes....................      (705)            (860)

Provision for income taxes...........................        --               (5)
                                                         -------          -------

Net income (loss)....................................    $ (705)          $ (855)
                                                         =======          =======

Net income available to common shareholders..........    $ (705)          $ (855)
                                                         =======          =======

Per share:
  Net income (loss) per common and equivalent share
    Basic ...........................................    $(0.20)          $(0.37)
                                                         =======          =======
    Diluted .........................................    $(0.20)          $(0.37)
                                                         =======          =======

Weighted average shares outstanding..................     3,477            2,291
                                                         =======          =======

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                March 31,      December 31
                                                                  1998             1997
                                                               ---------------------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 5,209          $   284
  Short term investments.....................................        4                4
  Accounts receivable, net of allowance of $28 and $78.......    2,204            2,772
  Other current assets.......................................      210              174
                                                               --------         --------
    Total current assets.....................................    7,627            3,234

Property and equipment, at cost:
  Furniture and equipment....................................    2,848            2,817
  Less accumulated depreciation and amortization.............   (2,307)          (2,220)
                                                               --------         --------
    Net property and equipment...............................      541              597
Goodwill, net of accumulated amortization of $439 and $296...    3,228            3,371
Other assets.................................................      105              309

Software development costs, net of accumulated amortization
  of $2,104 and $2,094.......................................       32               42
                                                               --------         --------
Total assets.................................................  $11,533          $ 7,553
                                                               ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                March 31,      December 31
                                                                  1998             1997
                                                               ---------------------------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations...............  $     24          $     26
  Current portion of note payable............................         -               880
  Accounts payable ..........................................       352             1,482
  Accrued expenses...........................................       865               928
  Deferred revenue...........................................     1,589             1,592
  Current portion of deferred rent...........................        11                19
                                                               ---------         ---------
    Total current liabilities................................     2,841             4,927

Capital lease obligations....................................         -                 6

    Total liabilities .......................................     2,841             4,933
                                                               ---------         ---------
Shareholders' equity:
  Common stock...............................................       131                82
  Additional paid-in capital ................................    19,398            12,670
  Accumulated deficit .......................................   (10,837)          (10,132)
                                                               ---------         ---------
    Total shareholders' equity ..............................     8,692             2,620
                                                               ---------         ---------
Total liabilities and shareholders' equity...................  $ 11,533          $  7,553
                                                               =========         =========

The accompanying notes are an integral part of these consolidated balance sheets.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  1998             1997
                                                               ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................  $   (705)         $   (855)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization............................        87                79
    Software amortization....................................        10                10
    Goodwill and other intangible amortization...............       143                12

  Changes in operating assets and liabilities:
    Accounts receivable......................................       567               131
    Other current assets.....................................       (36)              (68)
    Other assets ............................................       204                (3)
    Accounts payable.........................................    (1,130)             (176)
    Accrued expenses.........................................       (64)               93
    Deferred revenue.........................................        (3)                9
    Deferred rent............................................        (8)               (8)
                                                               ---------         ---------
      Net cash used in operating activities..................      (935)             (776)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment, net...................       (31)             (132)
  Proceeds from maturity of short term investments...........         -               314
                                                               ---------         ---------
    Net cash (used in) provided by investing activities......       (31)              182
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on capital lease obligations......................        (8)              (12)
  Proceeds from short-term borrowings........................       116                 -
  Payments of notes payable..................................      (996)                -
  Issuance of common stock ..................................     6,779               111
                                                               ---------         ---------
      Net cash provided by financing activities..............     5,891                99
                                                               ---------         ---------
  Net increase (decrease) in cash and cash equivalents.......     4,925              (495)

  Cash and cash equivalents at beginning of period...........       284             1,266
                                                               ---------         ---------
  Cash and cash equivalents at end of period.................  $  5,209          $    771
                                                               =========         =========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1) REVENUE RECOGNITION - The Company recognizes revenue from software licenses upon delivery of the software product to the customer or upon customer acceptance, if a trial period exists. Revenues from post contract support, including revenue bundled with the initial license fee, are recognized ratably over the period that customer support services are provided. Software service revenue is recognized as performed if there is no contract in place.

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

      The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", that supersedes SOP 91-1. SOP 97-2 provides additional guidance with respect to multiple elements, returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. SOP 97-2 was implemented during the Company's quarter ended March 31, 1998, however, it did not have a significant impact on the Company's financial statements.

2) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3) EARNINGS PER SHARE - The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," as of December 31, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The 1997 earnings per share amount has been restated in accordance with SFAS No. 128. Earnings per share have been computed using the weighted average number of common shares outstanding.

4) NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report items of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company was required to adopt SFAS No. 130 in the first quarter of 1998, however, the Company did not have other comprehensive income for the period ended March 31, 1998. The Company does not expect SFAS No. 130 to have a significant impact on its financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in its year-end reporting as of December 31, 1998. The Company is currently evaluating the impact of SFAS No. 131 on its financial statements.

NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in July 1998, and management expects that the line will be renewed at that time. The Company did not have any borrowings under the line of credit as of March 31, 1998.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $13,000 and $2,000 for the periods ended March 31, 1998 and March 31, 1997, respectively. No cash was paid for income tax in either period.

NOTE E - RISKS AND UNCERTAINTIES

Within the past year, the Company has introduced the Virtual File Cabinet(TM) (VFC(R)), a family of new proprietary software products. The Company has incurred significant costs related to these products and will continue to incur these costs in the future. Revenue for VFC products commenced during July 1997. Although management believes revenues should increase materially over time, there can be no assurance as to the amount of VFC revenues in the future. Therefore, the Company has also developed a plan to implement certain cost control measures during 1998. Also, the Company's operations are subject to certain other risks and uncertainties, including the uncertainty of future operating results, fluctuations in quarterly results, a change in the mix of products, a decline in INQUIRE/Text sales and the reliance on VFC, lengthy sales and implementation cycles, rapid technological changes and product obsolescence, competition, risks associated with sales channels, and dependence on government contracts and security clearances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Company provides electronic document management software and systems to corporate and government workgroups, departments and enterprises. Prior to 1994, the strength of the Company was in the sales, support, and maintenance of INQUIRE(R)/Text, one of the most respected full-text retrieval products used for storing, indexing, retrieving and managing large collections of documents on IBM and IBM-compatible mainframes. In 1994, the Company began to broaden its focus to provide a wider range of document and information management solutions deliverable through client/server, internet and intranet technology, in addition to INQUIRE/Text-based solutions. As part of this effort, the Company acquired Merex, Inc., a systems integrator and software company in 1995 and AMBIA(R) Corporation (AMBIA), a software products company in 1997. In addition, the Company made, and continues to make, a significant investment in new software products. As a result, the Company believes it is well-positioned to address the requirements of the electronic document market. In 1997, the Company's revenue derived from consulting, client/server software, and internet and intranet technologies increased by $1,242,000 or 18% from $6,778,000 in 1996 to $8,020,000 in 1997. In the three months ended
March 31, 1998, revenue from these sources increased $1,094,000 or 85% compared to the first three months of 1997. As a percentage of total revenue, these sources have increased from 46% in 1994, to 71% of the Company's revenue in 1996 to 75% in 1997 and to 82% during the first quarter of 1998.

In January 1997, the Company introduced the Virtual File Cabinet(TM) (VFC), and began to market VFC in the second quarter of 1997. The Company anticipates that VFC will constitute an increasing percentage of the Company's revenue for the foreseeable future. In December 1997, the Company entered into an agreement with Adobe Systems Incorporated to cross license and co-market certain technologies (the "Cross-License Agreement"). Based on the most recent extensions, the Company expects to receive more than $900,000 in consulting fees pursuant to an agreement ("Consulting Agreement") entered into in connection with the Cross-License Agreement for modifications to certain of its technologies so that it can be incorporated into future Adobe products. This represents a $200,000 increase over the original Agreement. Through the first quarter of 1998, the Company recognized approximately $705,000 in revenue under this Agreement, of which $355,000 was recognized during the first quarter of 1998. The Company recognizes revenue from its services in both 1997 and 1998 on a percentage of completion basis. The Consulting Agreement may be terminated by Adobe upon 30 days' written notice and payment of 10% of the next unpaid installment of the consulting fee. Upon acceptance of the modifications by Adobe, the Company will earn a license fee of $1,000,000. Although the Company has received approximately 50% of the license fee under the Cross-License Agreement, any license fees received by the Company are subject to refund if the Company fails to deliver an acceptable final product to Adobe. The Company has not and will not recognize any revenue with respect to these license fees until the product has been accepted and the fees are no longer refundable, which is expected to occur in the second half of 1998. As a result of the Agreement, certain Adobe products will display a "VFC Button" that will provide a direct link to VFC or to VFC marketing information if the user does not have VFC. Adobe will receive royalties based on any sales of VFC arising out of this marketing arrangement, and will also receive commissions for any VFC sales that it makes directly.

The Company has targeted the marketing of VFC to leading companies in specific industry niches in order to gain faster recognition. These industries include finance, high technology and the government. The company has sold VFC to various organizations in these areas including State Street Bank, PNC, AT&T, and the Department of Energy. The Company expects that these customers will help it in the future both as references and through further sales within the customers' organizations. The sales cycle for initial sales of VFC has ranged from three to nine months. The Company believes that the sales cycle for repeat sales to customers may be shorter. VFC has been licensed at an introductory price of $4,995 per server. Effective April 1, 1998, the Company increased the price of VFC to $9,995 per server. The Company also provides support packages and extension products at an additional price. The Company offers annual maintenance for VFC at a cost of 20% of the purchase price recognized over the course of the maintenance period. For the quarter ended March 31, 1998, maintenance revenues for VFC were immaterial.

On July 22, 1997, the Company acquired all of the common stock of AMBIA in exchange for 400,000 shares of the Company's Common Stock with a fair value of $7.75 per share, which was the trading price of the Company's Common Stock on such date. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA common stock were converted into options to acquire approximately 35,000 shares of the Company's Common Stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000, including the direct costs of the acquisition. Approximately $3,292,000 was allocated to goodwill, $25,000 was allocated to acquired tangible assets and $144,000 was allocated to acquired intangible assets, which did not include AMBIA's work force. The Company did not allocate any amount to AMBIA's work force because of the Company's belief that businesses located in Silicon Valley, such as AMBIA, experience high personnel turnover. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. The acquisition was treated as a purchase. AMBIA is now a wholly-owned subsidiary of the Company.

On February 20, 1998, the Company completed a secondary public offering of its common stock. The gross proceeds of the offering were $8,000,000, which consisted of 1,600,000 shares priced at $5.00 per share. After the expenses of the offering including the underwriters' fees, legal fees, accounting fees, blue sky fees, registration costs, printing and engraving costs, and other miscellaneous fees, the resultant net proceeds were approximately $6,600,000. On April 2, 1998, the underwriters informed the Company of their intent to exercise an over-allotment option they had been granted to the extent of 50,000 shares. That transaction closed on April 7, 1998 and the Company received an additional $250,000 in gross proceeds. After expenses, the additional net proceeds were estimated to be $220,000. Thus, the total net proceeds of the offering were approximately $6,820,000.

At March 31, 1998, the Company had a net operating loss ("NOL") aggregating approximately $9,152,000 available to affect future taxable income. Under

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

Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. The margins realized on transactions involving deferred revenue depend on the type of service rendered by the Company. In general, most deferred revenue is generated by software maintenance contracts or software licenses that traditionally have high margins. Most of the Company's maintenance revenue pertains to INQUIRE/Text. The Company's costs under maintenance contracts associated with this product are generally low and consequently, the gross margin is typically high. The balance of deferred revenue generally relates to consulting services, which carry lower margins than maintenance contracts.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

REVENUES

Total revenue increased by $869,000, or 43%, from $2,041,000 for the three months ended March 31, 1997 to $2,910,000 for the three months ended March 31, 1998. The Company derived revenues from consulting services, sales from the Company's VFC family of software products, sales of INQUIRE/Text-related products and maintenance related thereto, and sales of third party products. Revenues from consulting services and third party products increased by $834,000, or 65%, from $1,281,000 for the three months ended March 31, 1997 to $2,115,000 for the three months ended March 31, 1998. This was due to an increase in the size and number of consulting engagements. The VFC family of products which includes the Company's VFC and AMBIA software products were introduced during 1997 and produced $266,000 in revenue during the first quarter of 1998. The first sale of these products was recorded in the third quarter of 1997. Revenue generated primarily from INQUIRE/Text-related products and maintenance decreased by $231,000, or 30%, from $760,000 for the three months ended March 31, 1997 to $529,000 for the three months ended March 31, 1998. Of this decrease, recurring INQUIRE/Text maintenance revenue declined 15% compared to the same quarter last year. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit increased by $447,000 or 65%, from $691,000 for the three months ended March 31, 1997 to $1,138,000 for the three months ended March 31, 1998. The increase in gross profit was due primarily to increased revenue and increased margins in consulting. In addition, the VFC family of products helped the Company's gross profit, but this was generally offset by the decline in INQUIRE/Text-related revenues.

Gross margin as a percent of revenues increased by 5% from 34% for the three months ended March 31, 1997 to 39% for the three months ended December 31, 1998. The increase was due to increased margins in the consulting business.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $237,000, or 65%, from $367,000 for the three months ended March 31, 1997 to $604,000 for the three months ended March 31, 1998. The principal cause of the increase was the continued development of the VFC family of products. During 1997, research and development increased significantly during the last two quarters of the year (the quarters ended September 30, 1997 and December 31, 1997). Management expects that quarterly research and development expenses during 1998 will be consistent with the level of research and development expenditures during these quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $68,000, or 6%, from $1,207,000 for the three months ended March 31, 1997 to $1,275,000 for the three months ended March 31, 1998. The increase was due primarily to increases in marketing expenditures related to the sale of the VFC family of products. In addition, the Company's amortization of goodwill associated with the acquisition of AMBIA Corporation increased expenses by $141,000 compared to the first quarter of 1997. Management expects that selling and marketing expenses will continue to increase at a moderate rate for the duration of 1998 as the Company expands its sales of the developing VFC family of products.

Management expects general and administrative expenses to remain stable throughout 1998.

INTEREST INCOME AND EXPENSE

Net interest income increased $ 13,000, or 57%, from $23,000 for the three months ended March 31, 1997 to $36,000 for the three months ended March 31, 1998. The increase was due to higher balances of cash, cash equivalents, and short-term investments during the three months ended March 31, 1998. These balances increased significantly during the first quarter of 1998 as a result of the Company's secondary financing. The Company invested only in short-term, highly liquid money market instruments.

NET LOSS

Net loss decreased $150,000, from $855,000 for the three months ended March 31, 1997 to a net loss of $705,000 for the three months ended March 31, 1998. The decrease was due to the factors discussed above. There was no preferred stock outstanding in either 1997 or 1998. As of March 31, 1997, net loss amounted to $855,000 or $0.37 per share on both a basic and diluted basis. For the three months ended March 31, 1998, the net loss was $705,000, or $0.20 per share on both a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $5,213,000 and a working capital surplus of $4,786,000. The Company had no borrowings as of March 31, 1998. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to
$1,000,000  based  upon  eligible  receivables.   Interest  on  this  debt  is
calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in July 1998, and the Company expects to renew it at that time. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently in compliance with these funding requirements. During the first quarter of 1998, the Company paid off the line of credit in full.

Net cash used in operating activities for the three months ended March 31, 1998 of $935,000 was due to the Company's net loss for the period of $705,000, a decrease in prepaid assets of $36,000, a decrease in accrued expenses of $63,000, and a decrease in accounts payable of $1,130,000, partially offset by an decrease in accounts receivable of $568,000, depreciation and amortization expense of $230,000, and an increase in other assets of $204,000.

Net cash used in investing activities of $31,000 for the three months ended March 31, 1998 was due to purchases of property and equipment.

Net cash provided by financing activities of $5,891,000 was due to the proceeds received from the secondary financing of $6,779,000 and proceeds from short-term borrowing of $116,000, offset by $996,000 used to pay off the Company's line of credit in full.

Net cash flow from operating activities for the three months ended March 31, 1998 were not sufficient to fund the operations of the business. However, based upon the Company's expectations of growth in future revenues from both its consulting business and its VFC family of products, and based on the successful financing completed on February 20, 1998, management believes that available and projected resources will be sufficient to meet its working capital requirements through December 31, 1998 and beyond.

Effective February 17, 1998 and completed February 20, 1998, the Company sold 1,600,000 shares of common stock in an underwritten public offering for a price of $5.00 per share, or a total of $8.0 million. The Company plans to use approximately $5.6 million of the net proceeds from the offering to expand the Company's sales and marketing activities, for research and development, and for working capital and general corporate purposes. Approximately $1.0 million of the proceeds were used to pay off institutional debt.

Since December 31, 1997, the Company has continued to incur losses and management's projections indicate that the Company will continue to generate operating losses and negative cash flow through the third quarter of 1998. The Company expects to operate on a positive cash flow basis beginning in the fourth quarter of 1998, as a result of increased sales of the VFC family of products and improved consulting margins. The Company estimates that the VFC family will account for approximately 25% to 30% of the Company's revenues in 1998. However, there can be no assurance that this will be the case. The Company expects that, on a per product basis, the gross margin on VFC related sales will range from 60% to 75%, although there can be no assurance that this will be the case. The first sale of VFC was not recorded until the third quarter of 1997. The Company believes VFC sales will increase, at a minimum, through the end of the year 2000. There can be no assurance, however that VFC sales will increase, or if they increase, that they will continue to do so through the year 2000 or that revenues from such sales will grow. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's new and existing products and services, the growth of the Company's distribution channels, the technological advances and activities of competitors, and other factors. If the Company is not successful in developing and marketing VFC, the Company's cash flow will be materially and adversely affected, and the Company may need to implement certain cost control measures or obtain additional financing. There can be no assurance such financing will be available on reasonable terms or at all. If such financing is not available the Company will be materially and adversely affected. Even if such financing is available, it may involve significant dilution to the then holders of Common Stock.

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB RELATING TO PRODUCT DEVELOPMENT, REVENUE AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

            Exhibit No.                   Document
            -----------                   --------
               27                  Financial Data Schedule

(b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on February 20, 1998 at the direction of the Nasdaq Stock Market's Listing Qualifications Panel to demonstrate compliance with the minimum capital and surplus requirement and to request continued listing on the Nasdaq stock market. The Company believes it is in full compliance with the new standards for continued listing on Nasdaq.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFODATA SYSTEMS INC.


                                         BY: /s/JAMES A. UNGERLEIDER
                                             ------------------------
                                             James A. Ungerleider
                                             President and CEO
Date:   May 14, 1998

                                         BY: /s/CHRISTOPHER P. DETTMAR
                                             --------------------------
                                             Christopher P. Dettmar
                                             Chief Financial Officer