Form 10QSB
period 1998-06-30
INFODATA SYSTEMS INC
filed 1998-08-13
CIK 50420

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

                        Commission File Number 0-10416

                           ------------------------

                             INFODATA SYSTEMS INC.
             (Exact name of Small Business Issuer in its charter)

                VIRGINIA                             16-0954695
        (State of Incorporation)        (I.R.S. Employer Identification No.)

        12150 MONUMENT DRIVE, FAIRFAX, VIRGINIA             22033
        (Address of  Principal Executive Office)          (Zip Code)

                  (703) 934-5205 (Issuer's Telephone Number)
              --------------------------------------------------

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                                Name of Each Exchange
             Title of Each Class                 on Which Registered
             -------------------                ---------------------
                    None                            Not applicable

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK-$.03 PAR VALUE
                          ---------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 7, 1998, there were 4,493,442 common shares outstanding. As of August 7, 1998, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $12,701,439.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                                Page(s)
PART I.     FINANCIAL INFORMATION
            Item 1.     Financial Statements (Unaudited)

                        Condensed Consolidated Statement of Operations               3
                              Three Months Ended June 30, 1998 and 1997

                        Condensed Consolidated Statements of Operations              4
                              Six Months Ended June 30, 1998 and 1997

                        Condensed Consolidated Balance Sheet                         5
                              June 30, 1998 and December 31, 1997

                        Condensed Consolidated Statements of Cash Flows              6
                              Six Months Ended June 30, 1998 and 1997

                        Notes to Condensed Consolidated Financial Statements     7 - 8

            Item 2.     Management's Discussion and Analysis                    8 - 15


PART II.    OTHER INFORMATION

            Item 4.     Submission of Matters to a Vote of Security Holders         15

            Item 6.     Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                          16

PART I -- FINANCIAL INFORMATION


                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           Three Months Ended
                                                                June 30,
                                                        --------------------------
                                                           1998             1997
                                                        ---------         --------
Revenues                                                 $ 3,666          $ 1,956

Cost of revenues                                           2,461            1,066
                                                         --------         --------
Gross profit                                               1,205              890
                                                         --------         --------
Operating expenses:
  Research and development                                   518              578
  Selling, general and administrative                      1,404            1,295
                                                         --------         --------
                                                           1,922            1,873
                                                         --------         --------
Operating income (loss)                                     (717)            (983)

Interest income                                               65               15
Interest expense                                              (1)              (5)
                                                         --------         --------
Income before income taxes                                  (653)            (973)

Provision for income taxes                                     -                -
                                                         --------         --------
Net income                                               $  (653)         $  (973)
                                                         ========         ========

Net income available to common shareholders              $  (653)         $  (973)
                                                         ========         ========
Per share:
  Net income (loss) per common and equivalent share:
    Basic                                                $ (0.15)         $ (0.42)
                                                         ========         ========
    Diluted                                              $ (0.15)         $ (0.42)
                                                         ========         ========
  Weighted average shares outstanding                      4,460            2,319
                                                         ========         ========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Six Months Ended
                                                                June 30,
                                                        --------------------------
                                                           1998             1997
                                                        ---------         --------
Revenues                                                 $ 6,576          $ 3,997

Cost of revenues                                           4,234            2,416
                                                         --------         --------
Gross profit                                               2,342            1,581
                                                         --------         --------
Operating expenses:
  Research and development                                 1,122              945
  Selling, general and administrative                      2,679            2,502
                                                         --------         --------
                                                           3,801            3,447
                                                         --------         --------
Operating income (loss)                                   (1,459)          (1,866)

Interest income                                              114               40
Interest expense                                             (14)              (7)
                                                         --------         --------
Income before income taxes                                (1,359)          (1,833)

Provision for income taxes                                     -               (5)
                                                         --------         --------
Net income                                               $(1,359)         $(1,828)
                                                         ========         ========

Net income available to common shareholders              $(1,359)         $(1,828)
                                                         ========         ========
Per share:
  Net income (loss) per common and equivalent share:
    Basic                                                $ (0.34)         $ (0.79)
                                                         ========         ========
    Diluted                                              $ (0.34)         $ (0.79)
                                                         ========         ========
  Weighted average shares outstanding                      3,965            2,300

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


ASSETS

                                                                           June 30,        December 31,
                                                                             1998             1997
                                                                         (Unaudited)
                                                                          ---------         ---------
Current assets

  Cash and cash equivalents                                               $  1,524          $    284
  Short term investments                                                     2,990                 4
  Accounts receivable, net of allowance of $140 and $43, respectively        3,116             2,772
  Other current assets                                                         325               174
                                                                          ---------         ---------
    Total current assets                                                     7,955             3,234
                                                                          ---------         ---------
Property and equipment, at cost:
  Furniture and equipment                                                    2,844             2,817
  Less accumulated depreciation and amortization                            (2,339)           (2,220)
                                                                          ---------         ---------
                                                                               505               597

Goodwill, net of accumulated amortization of $581 and $296                   3,085             3,371

Other assets                                                                   117               309

Software development costs, net of accumulated amortization
  of $2,115 and $2,094                                                          21                42
                                                                          ---------         ---------
Total assets                                                              $ 11,683          $  7,553
                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           June 30,        December 31,
                                                                             1998             1997
                                                                         (Unaudited)
                                                                          ---------         ---------
Current Liabilities

  Current portion of capital lease obligations                            $     18          $     26
  Current portion of note payable                                                -               880
  Accounts payable                                                           1,146             1,482
  Accrued expenses                                                             913               928
  Deferred revenue                                                           1,437             1,592
  Current portion of deferred rent                                               3                19
                                                                          ---------         ---------
    Total current liabilities                                                3,517             4,927
                                                                          ---------         ---------
Capital lease obligations                                                        -                 6
                                                                          ---------         ---------
    Total liabilities                                                        3,517             4,933
                                                                          ---------         ---------
Shareholders' equity

  Common stock                                                                 134                82
  Additional paid-in capital                                                19,521            12,670
  Accumulated deficit                                                      (11,489)          (10,132)
                                                                          ---------         ---------
    Total shareholders' equity                                               8,166             2,620
                                                                          ---------         ---------
Total liabilities and shareholders' equity                                $ 11,683          $  7,553
                                                                          =========         =========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                               Six Months Ended
                                                                   June 30,
                                                           --------------------------
                                                              1998             1997
                                                            ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (1,359)        $ (1,828)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation                                                 119              156
    Software amortization                                         21               21
    Goodwill and other intangible amortization                   285               24

  Changes in operating assets and liabilities:
    Accounts receivable                                         (344)             446
    Other current assets                                        (151)            (123)
    Other assets                                                 192              (25)
    Accounts payable                                            (336)              53
    Accrued expenses                                             (15)              57
    Deferred revenue                                            (155)              (9)
    Deferred rent                                                (16)             (16)
                                                            ---------        ---------
      Net cash used in operating activities                   (1,759)          (1,244)
                                                            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                       (27)            (221)
  Purchases of short term investments                         (2,986)
  Proceeds from maturity of short term investments                 -              528
                                                            ---------        ---------
      Net cash provided by (used in) investing activities     (3,013)             307
                                                            ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                          (14)             (23)
  Proceeds from short-term borrowing                             116              176
  Payments of notes payable                                     (996)               -
  Issuance of common stock                                     6,906              147
                                                            ---------        ---------
      Net cash provided by financing activities                6,012              300
                                                            ---------        ---------
  Net increase (decrease) in cash and cash equivalents         1,240             (637)

  Cash and cash equivalents at beginning of period               284            1,266
                                                            ---------        ---------
  Cash and cash equivalents at end of period                $  1,524         $    629
                                                            =========        =========

The accompanying notes are an integral part of these consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

      Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract

      The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", that supersedes SOP 91-1. SOP 97-2 provides additional guidance with respect to multiple elements, returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. SOP 97-2 was implemented during the Company's quarter ended March 31, 1998. It did not have a significant impact on the Company's financial statements.

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

4) NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report items of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company adopted SFAS No. 130 starting in the first quarter of 1998, however, the Company did not have other comprehensive income for either the first quarter of 1998 ended March 31, 1998 or the second quarter ended June 30, 1998. The Company does not expect SFAS No. 130 to have a significant impact on its financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in its year-end reporting as of December 31, 1998. The Company is currently evaluating the impact of SFAS No. 131 on its financial statements.

NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in March 1999, and management expects that the line will be renewed at that time. The Company did not have any borrowings under the line of credit as of June 30, 1998.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $1,000 and $5,000 for the three-month periods ended June 30, 1998 and June 30, 1997, respectively. No cash was paid for income tax in either period.

NOTE E - RISKS AND UNCERTAINTIES

In 1997, the Company introduced VFC(R), the virtual file cabinet family of new proprietary software products. The Company has incurred significant development and marketing costs related to these products. Revenue for VFC products commenced during July 1997. There can be no assurance as to the amount of VFC revenues in the future. The Company has begun to implement certain cost control measures during the second quarter of 1998 related to VFC. The Company's operations are subject to certain other risks and uncertainties. This includes the uncertainty of future operating results, fluctuations in quarterly results, a change in the mix of products, a decline in INQUIRE/Text sales, lengthy sales and implementation cycles, rapid technological changes and product obsolescence, both technical hiring and market competition, risks associated with sales channels, and a dependence on government contracts and security clearances.

NOTE F - SUBSEQUENT EVENTS

On July 8, 1998, Richard T. Bueschel, the Company's Chairman of the Board was named Acting Chief Executive Officer (CEO) of the Company replacing James A. Ungerleider who resigned.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Company provides electronic document management software, systems and solutions to corporate and government workgroups, departments and enterprises. Prior to 1994, the strength of the Company was in the sales, support, and maintenance of INQUIRE(R)/Text, one of the most respected full-text retrieval products used for storing, indexing, retrieving and managing large collections of documents on IBM and IBM-compatible mainframes. In 1994, the Company began to broaden its focus to provide a wider range of document and information management solutions deliverable through client/server, internet and intranet technology, in addition to INQUIRE/Text-based solutions. As part of this effort, the Company acquired Merex, Inc., a systems integrator and software company in 1995 and AMBIA(R) Corporation ("AMBIA"), a software products company in 1997. In addition, the Company made a significant investment in new software products. As a result, the Company believes it is well-positioned to address the requirements of the electronic document market. In 1997, the Company's revenue derived from consulting, client/server software, and internet and intranet technologies increased by $1,242,000 or 18% from $6,778,000 in 1996 to $8,020,000 in 1997. In the six months ended June 30,
1998, revenue from these sources increased $2,910,000 or 112% compared to the first six months of 1997. As a percentage of total revenue, these sources have increased from 46% in 1994, to 71% in 1996, to 75% in 1997 and to 84% during the first half of 1998.

The Company's current mix of products includes VFC, the virtual file cabinet family of intranet-based software products that, together, enables users to easily retrieve, organize and share desktop files across organizations; Compose(R), a suite of plug-in tools for Adobe Acrobat Exchange that automate and streamline a variety of document production tasks; Re:mark(R), a plug-in product for Adobe Acrobat software that enables users to mark up and review documents electronically in a workgroup setting; Aerial(TM), a plug-in that enables Adobe Acrobat to print any document that needs to be formatted for printing on multiple pages which are then pieced together to form one page, such as a large spreadsheet or a CAD drawing; Signet(TM), a security solution for Web or CD-ROM publishers who want to permit only authorized users to read their documents; INQUIRE(R)/Text, a full-text retrieval product used for storing, indexing, retrieving and managing large collections of documents on IBM and IBM-compatible mainframes; and WebINQUIRE(TM), an extension product that provides Web browser access to INQUIRE/Text collections. In addition, the Company offers document systems solution services, training, and customer support for its own products, and those of other vendors, including Adobe, Verity, and Documentum, Inc., for each of whom the Company is a value-added reseller.

Given the mix of products and services that the Company offers and the demands of the market, the Company has concluded that its best path is to provide a total document solution to our customers. Most of these solutions will be based on corporate intranets or the Web. As a total document solutions company, the Company will provide customers with both consulting services and products such as VFC, Compose, and products from third party vendors. The Company believes this positioning will enable it to better control the entire customer relationship and lead to more opportunities.

In December 1997, the Company entered into an agreement with Adobe Systems Incorporated to cross license and co-market certain technologies (the "Cross-License Agreement"). Based on the most recent extensions, the Company expects to receive approximately $940,000 in consulting fees pursuant to an agreement ("Consulting Agreement") entered into in connection with the Cross-License Agreement for modifications to certain of its technologies so that it can be incorporated into future Adobe products. Through June 30, 1998, the Company recognized approximately $768,000 of the total expected contract amount in revenue under the Consulting Agreement. The Company recognizes revenue from these services in both 1997 and 1998 on a percentage of completion basis. The Consulting Agreement may be terminated by Adobe upon 30 days' written notice and payment of 10% of the next unpaid installment of the consulting fee. Upon acceptance of the modifications by Adobe, the Company will earn a license fee of $1,000,000. Although the Company has received approximately 50% of the license fee under the Cross-License Agreement, any license fees received by the Company are subject to refund if the Company fails to deliver an acceptable final product to Adobe. The Company has not and will not recognize any revenue with respect to these license fees until the product has been accepted and the fees are no longer refundable, which is expected to occur in the fourth quarter of 1998 or the first quarter of 1999. As a result of the Agreement, certain Adobe products will display a "VFC Button" that will provide a direct link to VFC or to VFC marketing information if the user does not have VFC. Adobe will receive royalties based on any sales of VFC arising out of this marketing arrangement, and will also receive commissions for any VFC sales that it makes directly.

On July 22, 1997, the Company acquired all of the common stock of AMBIA in exchange for 400,000 shares of the Company's Common Stock with a fair value of $7.75 per share, which was the trading price of the Company's Common Stock on such date. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA common stock were converted into options to acquire approximately 35,000 shares of the Company's Common Stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000, including the direct costs of the acquisition. Approximately $3,292,000 was allocated to goodwill, $25,000 was allocated to acquired tangible assets and $144,000 was allocated to acquired intangible assets, which did not include AMBIA's work force. The Company did not allocate any amount to AMBIA's work force because of the Company's belief that businesses located in Silicon Valley, such as AMBIA, experience high personnel turnover. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. The acquisition was treated as a purchase. For the year ended December 31, 1996, AMBIA's revenues were $835,000, and its net loss was $676,000. AMBIA is now a wholly-owned subsidiary of the Company.

On February 20, 1998, the Company completed an underwritten public offering of its common stock. The gross proceeds of the offering were $8,000,000, which consisted of 1,600,000 shares priced at $5.00 per share. After the expenses of the offering including the underwriters' fees, legal fees, accounting fees, blue sky fees, registration costs, printing and engraving costs, and other miscellaneous fees, the resultant net proceeds were approximately $6,600,000. On April 7, 1998, the underwriters exercised an over-allotment option they had been granted to the extent of 50,000 shares. As a result of this transaction, the Company received an additional $250,000 in gross proceeds. After expenses, the additional net proceeds were estimated to be $220,000. Thus, the total net proceeds of the offering were approximately $6,820,000.

At June 30, 1998, the Company had a net operating loss ("NOL") aggregating approximately $9,805,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is limited after an ownership change, as defined in
Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. As a result of the AMBIA acquisition, the Company is subject to limitations on the use of its NOL as provided under
Section 382. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs.

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

Future operating results will depend upon many factors, including the demand for the Company's products and services, the effectiveness of the Company's efforts to integrate various products it has developed or acquired and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer purchases and implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, acquisitions by competitors, the ability of the Company to develop and market new products and control costs, and general domestic economic and political conditions.

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause computer applications to fail or to create erroneous results unless corrective action is taken. The Company develops and markets its own software products and utilizes software and related computer technologies that are essential to its operations (including its accounting system). These systems will be affected by the year 2000 issue. Programming changes have been made to make the Company's own software compliant with the year 2000. The Company has begun to upgrade its software from vendors and anticipates that all company software will be year 2000 compliant well before the year 2000. The Company has been notified by all of its software vendors that changes have either been made already, or that changes will be made shortly to ensure that their software is year 2000 compliant. The Company expects that this will cost it no more than $15,000. Any failure or delay by the Company or its vendors to make its software year 2000 compliant may result in significant costs associated with resolutions of such issues. Although the Company does not anticipate any problems, the lack of year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS  ENDED JUNE 30, 1998  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

REVENUES

Total revenue increased by $1,710,000, or 87%, from $1,956,000 for the three months ended June 30, 1997 to $3,666,000 for the three months ended June 30, 1998. The Company derived revenues from consulting services, sales from the Company's VFC family of software products, sales of INQUIRE/Text-related products and maintenance related thereto, and sales of third party products. Revenues from consulting services and third party products increased by $1,429,000, or 109%, from $1,313,000 for the three months ended June 30, 1997 to $2,742,000 for the three months ended June 30, 1998. This was due to an increase in the size and number of consulting engagements and a significant increase in the number of third party sales. The VFC family of products which includes the Company's VFC and AMBIA software products were introduced during

1997 and produced $376,000 in revenue during the second quarter of 1998. No comparable sales figures exist for 1997 since the first sale of these products was not recorded until the third quarter of 1997. Revenue generated primarily from INQUIRE/Text-related products and maintenance decreased by $99,000, or 15%, from $642,000 for the three months ended June 30, 1997 to $543,000 for the three months ended June 30, 1998. Of this decrease, $129,000 came from recurring maintenance revenue. Some of this decrease was offset by an increase in new INQUIRE/Text sales which actually increased $30,000 during this period. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit increased by $315,000, or 35%, from $890,000 for the three months ended June 30, 1997 to $1,205,000 for the three months ended June 30, 1998.
The increase in gross profit was due primarily to increased revenue. In addition, the VFC family of products helped the Company's gross profit, but this was generally offset by the decline in INQUIRE/Text-related revenues.

Gross margin as a percent of revenues decreased by 13% from 46% for the three months ended June 30, 1997 to 33% for the three months ended June 30, 1998. The decrease was due to the significant growth in third party sales, which have a much smaller gross margin than consulting, product sales or maintenance.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $60,000, or 10%, from $578,000 for the three months ended June 30, 1997 to $518,000 for the three months ended June 30, 1998. The principal cause of the decrease was the maturation of VFC's development. The Company expects that quarterly research and development expenses during the remainder of 1998 will also be less than research and development expenses for the similar period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $109,000, or 8%, from $1,295,000 for the three months ended June 30, 1997 to $1,404,000 for the three months ended June 30, 1998. The increase was due primarily to the increase in goodwill amortization associated with the acquisition of AMBIA. For the quarter ended June 30, 1998, goodwill amortization increased $141,000 over the quarter ended June 30, 1997. The remainder of selling, general and administrative expenses decreased over the same period. Management expects selling, general and administrative expenses to increase moderately as revenues increase.

INTEREST INCOME AND EXPENSE

Net interest income increased $54,000, or 540%, from $10,000 for the three months ended June 30, 1997 to $64,000 for the three months ended June 30, 1998. The increase was due to higher balances of cash, cash equivalents, and short-term investments during the three months ended June 30, 1998. These balances increased significantly during the second quarter of 1998 as a result of the Company's public offering. The Company invested only in short-term, highly liquid money market instruments.

NET LOSS

Net loss decreased $320,000, from $973,000 for the three months ended June 30, 1997 to a net loss of $653,000 for the three months ended June 30, 1998. The decrease was due to the factors discussed above. For the three months ended June 30, 1997, the Company's net loss was $973,000, or $0.42 per share, on both a basic and diluted basis. For the three months ended June 30, 1998, the net loss was $653,000, or $0.15 per share, on both a basic and diluted basis.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Total revenue increased by $2,579,000, or 65%, from $3,997,000 for the six months ended June 30, 1997 to $6,576,000 for the six months ended June 30, 1998. Revenues from consulting services and third party products increased by $2,264,000, or 87%, from $2,594,000 for the six months ended June 30, 1997 to $4,858,000 for the six months ended June 30, 1998. This was due to an increase in the size and number of consulting engagements and a significant increase in the number of third party sales. The VFC family of products which includes the Company's VFC and AMBIA software products were introduced during 1997 and produced $640,000 in revenue during the first two quarters of 1998. No comparable sales figures exist for 1997 since the first sale of these products was nor recorded until the third quarter of 1997. Revenue generated primarily from INQUIRE/Text-related products and maintenance decreased by $331,000, or 24%, from $1,403,000 for the six months ended June 30, 1997 to $1,072,000 for the six months ended June 30, 1998. Of this decrease, $212,000 was related to a decrease in recurring maintenance revenue. The remainder came from a decrease in new INQUIRE/Text sales of $119,000 during this period. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit increased by $761,000, or 48%, from $1,581,000 for the six months ended June 30, 1997 to $2,342,000 for the six months ended June 30, 1998. The increase in gross profit was due primarily to increased revenue. In addition, the VFC family of products helped the Company's gross profit, but this was generally offset by the decline in INQUIRE/Text-related revenues.

Gross margin as a percent of revenues decreased from 40% for the six months ended June 30, 1997 to 36% for the six months ended June 30, 1998. The decrease was due to the significant growth in third party sales, which have a much smaller gross margin than consulting, product sales or maintenance.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $177,000, or 10%, from $945,000 for the six months ended June 30, 1997 to $1,122,000 for the six months ended June 30, 1998. The increase was due to the continued development of the VFC family of products during the first quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $177,000, or 7%, from $2,502,000 for the six months ended June 30, 1997 to $2,679,000 for the six months ended June 30, 1998. The increase was due primarily to the increase in goodwill amortization associated with the acquisition of AMBIA.

INTEREST INCOME AND EXPENSE

Net interest income increased $67,000, or 203%, from $33,000 for the six months ended June 30, 1997 to $100,000 for the six months ended June 30, 1998. The increase was due to higher balances of cash, cash equivalents, and short-term investments during the six months ended June 30, 1998. These balances increased significantly during the first two quarters of 1998 as a result of the Company's public offering. The Company invested only in short-term, highly liquid money market instruments.

NET LOSS

Net loss decreased $469,000, from $1,828,000 for the six months ended June 30, 1997 to a net loss of $1,359,000 for the six months ended June 30, 1998. The decrease was due to the factors discussed above. For the six months ended June 30, 1997, the Company's net loss was $1,828,000, or $0.80 per share, on both a basic and diluted basis. For the six months ended June 30, 1998, the net loss was $1,359,000, or $0.34 per share, on both a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $4,514,000 and a working capital surplus of $4,438,000. The Company had no borrowings as of June 30, 1998. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in March 1999, and the Company expects to renew it at that time. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently in compliance with these funding requirements. During the first quarter of 1998, the Company paid off the line of credit in full.

Net cash used in operating activities for the six months ended June 30, 1998 of $1,759,000 was due to the Company's net loss for the period of $1,359,000, a increase in accounts receivable of $344,000, an increase in other current assets of $151,000, and a decrease in accounts payable of $336,000, partially offset by an decrease in other assets of $192,000 and depreciation and amortization expense of $406,000.

Net cash used in investing activities of $3,013,000 for the six months ended June 30, 1998 was due to the investment of $2,986,000 in short term investments.

Net cash provided by financing activities of $6,012,000 was due to the proceeds received from the public offering of $6,906,000 and proceeds from short-term borrowing of $116,000, offset by $996,000 used to pay off the Company's line of credit in full.

Net cash flow from operating activities for the six months ended June 30, 1998 were not sufficient to fund the operations of the business. However, based upon the Company's expectations of growth in future revenues from both its consulting business and its VFC family of products, and based on the successful financing completed on February 20, 1998, management believes that available and projected resources will be sufficient to meet its working capital requirements through December 31, 1998 and beyond.

On February 20, 1998, the Company sold 1,600,000 shares of common stock in an underwritten public offering for a price of $5.00 per share, or a total of $8.0 million. On April 7, 1998, an additional 50,000 shares were sold at a price of $5.00 per share for a total of $250,000 upon the underwriters' exercise of their over-allotment option. The Company plans to use the approximately $5.6 million of net proceeds from the offering to expand the Company's sales and marketing activities, for research and development, and for working capital and general corporate purposes. Approximately $1.0 million of the proceeds were used to pay off institutional debt.

Since December 31, 1997, the Company has continued to incur losses and management's projections indicate that the Company will continue to generate operating losses and negative cash flow through the third quarter of 1998. The Company expects to operate on a positive cash flow basis beginning in the fourth quarter of 1998, as a result of increased revenues and improved consulting margins.

The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's new and existing products and services, the growth of the Company's distribution channels, the technological advances and activities of competitors, and other factors. If the Company is not successful in its operations, the Company's cash flow will be materially and adversely affected, and the Company may need to implement further cost control measures or obtain additional financing. There can be no assurance such financing will be available on reasonable terms or at all. If such financing is not available the Company will be materially and adversely affected. Even if such financing is available, it may involve significant dilution to the then holders of Common Stock.

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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 28, 1998.

Messrs. Alan S. Fisher, Laurence C. Glazer, Harry Kaplowitz, Robert M. Leopold, Isaac M. Pollak, Millard H. Pryor, Jr., Richard M. Tworek and James
A. Ungerleider were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by a vote of 4,123,003 shares for, with 20,551 shares abstaining. Mr. Richard T. Bueschel was nominated and elected to serve as a member of the Board of Directors for one year or until his successor is elected and qualified by a vote of 4,122,837 shares for, with 20,717 shares abstaining. (Mr. Ungerleider resigned as a director and officer on July 8, 1998).

Shareholders approved an amendment to the Company's 1995 Stock Option Plan that permits the Company to grant options with durations of up to 10 years. The amendment was approved by a vote of 2,129,560 shares for and 161,951 shares against, with 21,315 shares abstaining.

Shareholders also approved an amendment to the Company's 1995 Stock Option Plan that reserves 500,000 additional shares of the Company's common stock for issuance thereunder. The amendment was approved by a vote of 2,114,536 shares for and 166,776 shares against, with 31,218 shares abstaining.

Shareholders approved an amendment to the Company's Articles of Incorporation that increases the total number of shares of common stock the Company has authority to issue from 6,666,666 to 12,000,000. The amendment was approved by a vote of 4,045,326 shares for and 65,905 shares against, with 34,170 shares abstaining.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

      (a)  EXHIBITS

             EXHIBIT NO.                           DOCUMENT
                 2                      Amendment to Articles of Incorporation
                10                      1995 Stock Option Plan, as amended
                27                      Financial Data Schedule


      (b) REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three month period ended June 30, 1998.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFODATA SYSTEMS INC.


                                         BY: /s/RICARD T. BUESCHEL
                                             ---------------------
                                             Richard T. Bueschel
                                             Chairman of the Board and CEO
Date:   August 12, 1998

                                         BY: /s/CHRISTOPHER P. DETTMAR
                                             --------------------------
                                             Christopher P. Dettmar
                                             Chief Financial Officer