Form 10QSB
period 1998-09-30
INFODATA SYSTEMS INC
filed 1998-11-12
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 9, 1998 as reported on the Nasdaq National market, was approximately $9,446,459. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,500,310 on November 9, 1998.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                                Page(s)
PART I.     FINANCIAL INFORMATION
            Item 1.     Financial Statements (Unaudited)

                        Condensed Consolidated Statement of Operations               3
                              Three Months Ended September 30, 1998 and 1997

                        Condensed Consolidated Statements of Operations              4
                              Six Months Ended September 30, 1998 and 1997

                        Condensed Consolidated Balance Sheet                         5
                              September 30, 1998 and December 31, 1997

                        Condensed Consolidated Statements of Cash Flows              6
                              Six Months Ended September 30, 1998 and 1997

                        Notes to Condensed Consolidated Financial Statements     7 - 8

            Item 2.     Management's Discussion and Analysis                    8 - 15


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                          15

PART I -- FINANCIAL INFORMATION

ITEM 1.
                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                           1998             1997
                                                        ---------         --------
Revenues                                                 $ 3,842          $ 3,037

Cost of revenues                                           2,659            1,622
                                                         --------         --------
Gross profit                                               1,183            1,415
                                                         --------         --------
Operating expenses:
  Research and development                                   264              751
  Selling, general and administrative                      1,463            1,440
                                                         --------         --------
                                                           1,727            2,191
                                                         --------         --------
Operating income (loss)                                     (544)            (776)

Interest income                                               71               14
Interest expense                                               -              (11)
Loss on disposal of fixed asset                               (6)               -
                                                         --------         --------
Loss before income taxes                                    (479)            (773)

Provision for income taxes                                     -                -
                                                         --------         --------
Net loss                                                 $  (479)         $  (773)
                                                         ========         ========

Net loss available to common shareholders                $  (479)           $   (773)
                                                         ========         ========

Per share:
  Net loss per common  and  equivalent share:
    Basic                                                $ (0.11)           $  (0.26)
                                                         ========         ========
    Diluted                                              $ (0.11)           $  (0.26)
                                                         ========         ========
Weighted average shares                                    4,490               3,031
                                                         ========         ========


The accompanying notes are an integral part of these condensed consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                        --------------------------
                                                           1998             1997
                                                        ---------         --------
Revenues                                                 $ 10,418         $  7,033

Cost of revenues                                            6,892            4,037
                                                         ---------        ---------
Gross profit                                                3,526            2,996
                                                         ---------        ---------
Operating expenses:
  Research and development                                  1,387            1,696
  Selling, general and administrative                       4,142            3,942
                                                         ---------        ---------
                                                            5,529            5,638
                                                         ---------        ---------
Operating income (loss)                                    (2,003)          (2,642)

Interest income                                               185               54
Interest expense                                              (14)             (18)
Loss on disposal of fixed asset                                (6)               -
                                                         ---------        ---------
Loss before income taxes                                   (1,838)          (2,606)

Provision for income taxes                                      -               (5)
                                                         ---------        ---------
Net loss                                                 $ (1,838)        $ (2,601)
                                                         =========        =========

Net loss available to common shareholders                $ (1,838)        $ (2,601)
                                                         =========        =========

Per share:
  Net loss per common and equivalent share:
    Basic                                                $  (0.44)        $  (1.08)
                                                         =========        =========
    Diluted                                              $  (0.44)        $  (1.08)
                                                         =========        =========

Weighted average shares                                     4,137            2,407
                                                         =========        =========

The accompanying notes are an integral part of these condensed consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                        September 30,      December 31,
                                                                             1998             1997
                                                                         (Unaudited)
                                                                          ---------         ---------
ASSETS
Current assets
  Cash and cash equivalents                                               $  1,975          $    284
  Short term investments                                                     2,520                 4
  Accounts receivable, net of allowance of $94 and $80                       2,304             2,772
  Prepaid royalties                                                             57                 -
  Other current assets                                                         638               174
                                                                          ---------         ---------
    Total current assets                                                     7,494             3,234
                                                                          ---------         ---------
Property and equipment, at cost:
  Furniture and equipment                                                    2,891             2,817
  Less accumulated depreciation and amortization                            (2,411)           (2,220)
                                                                          ---------         ---------
                                                                               480               597

Goodwill, net of accumulated amortization of $722 and $296                   2,897             3,371

Other assets                                                                   127               309

Software development costs, net of accumulated amortization of
$2,125 and $ 2,094                                                              11                42
                                                                          ---------         ---------
Total assets                                                              $ 11,009          $  7,553
                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Current portion of capital lease obligations                            $     13                26
  Current portion of note payable                                                -               880
  Accounts payable                                                             565             1,482
  Accrued expenses                                                           1,001               928
  Deferred revenue                                                           1,716             1,592
  Current portion of deferred rent                                               -                19
                                                                          ---------         ---------
    Total current liabilities                                                3,295             4,927
                                                                          ---------         ---------
Capital lease obligations                                                        -                 6
                                                                          ---------         ---------
    Total liabilities                                                        3,295             4,933

Shareholders' equity

  Common stock                                                                 135                82
  Additional paid-in capital                                                19,549            12,670
  Accumulated deficit                                                      (11,970)          (10,132)
                                                                          ---------         ---------
    Total shareholders' equity                                               7,714             2,620
                                                                          ---------         ---------
Total liabilities and shareholders' equity                                $ 11,009          $  7,553
                                                                          =========         =========

The accompanying notes are an integral part of these condensed consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                               Nine Months Ended
                                                                   June 30,
                                                           --------------------------
                                                              1998             1997
                                                            ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $ (1,838)        $ (2,601)
Adjustments to reconcile net income to cash provided
by operating activities:

  Depreciation and amortization                                  234              261
  Software amortization                                           31               31
  Goodwill and other intangible amortization                     426              (44)

Changes in operating assets and liabilities:
  Accounts receivable                                            467             (696)
  Prepaid royalties and other current assets                    (521)             (49)
  Other assets                                                   181               32
  Accounts payable                                              (917)             808
  Accrued expenses                                                83               (8)
  Deferred revenue                                               124               (8)
  Deferred rent                                                  (19)             (19)
                                                            ---------        ---------
    Net cash (used in) operating activities                   (1,749)          (2,293)
                                                            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net                        (124)            (340)
Purchases of short term investments                          (10,970)               -
  Proceeds from maturity of short term investments             8,500              522
                                                            ---------        ---------
    Net cash provided by (used in) investing
    activities                                                (2,594)             182
                                                            ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations                            (20)             (37)
Proceeds from short-term borrowing                               103            1,280
Payments of notes payable                                       (984)            (324)
Issuance of common stock                                       6,935              204
                                                            ---------        ---------
    Net cash provided by financing activities                  6,034            1,123
                                                            ---------        ---------
Net increase (decrease) in cash and cash equivalents           1,691             (988)

    Cash and cash equivalents at beginning of period             284            1,266
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $  1,975         $    278
                                                            =========        =========

The accompanying notes are an integral part of these condensed consolidated statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

      Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract

      The American Institute of Certified Public Accountants has issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". SOP 97-2 and SOP 98-4 together provide guidance with respect to multiple elements, returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. SOP 97-2, as amended by SOP 98-4, was implemented during the Company's quarter ended March 31, 1998. It did not have a significant impact on the Company's financial statements.

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

3) NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report items of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company adopted SFAS No. 130 starting in the first quarter of 1998, however, the Company did not have other comprehensive income for any of the first three quarters of 1998 ended September 30, 1998. The Company does not expect SFAS No. 130 to have a significant impact on its financial statements. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in its year-end reporting as of December 31, 1998. The Company is currently evaluating the impact of SFAS No. 131 on its financial statements.

NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 1999, and management expects that the line will be renewed at that time. The Company did not have any borrowings under the line of credit as of September 30, 1998.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $0 and $11,000 for the three-month periods ended September 30, 1998 and September 30, 1997, respectively. No cash was paid for income tax in either period.

NOTE E - RISKS AND UNCERTAINTIES

In 1997, the Company introduced VFC(R), the virtual file cabinet family of new proprietary software products. The Company has incurred significant development and marketing costs related to these products. Revenue for VFC products commenced during July 1997. There can be no assurance as to the amount of VFC revenues in the future. The Company began to implement certain cost control measures during the second quarter of 1998 related to VFC. During the third quarter of 1998, the Company shifted a number of its technical personnel from software development to the solutions group as the demand for the Company's solution services increased. The Company's operations are subject to certain other risks and uncertainties. This includes the uncertainty of future operating results, fluctuations in quarterly results, a change in the mix of products, a decline in INQUIRE/Text sales, lengthy sales and implementation cycles, rapid technological changes and product obsolescence, both technical hiring and market competition, risks associated with sales channels, and a dependence on government contracts and security clearances.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Company provides electronic document management software, systems and solutions to corporate and government workgroups, departments and enterprises. Prior to 1994, the strength of the Company was in the sales, support, and maintenance of INQUIRE(R)/Text, one of the most respected full-text retrieval products used for storing, indexing, retrieving and managing large collections of documents on IBM and IBM-compatible mainframes. In 1994, the Company began to broaden its focus to provide a wider range of document and information management solutions deliverable through client/server, internet and intranet technology, in addition to INQUIRE/Text-based solutions. As part of this effort, the Company acquired Merex, Inc., a systems integrator and software company, in 1995 and AMBIA(R) Corporation ("AMBIA"), a software products company, in 1997. In addition, the Company made a significant investment in new software products. As a result, the Company believes it is well-positioned to address the requirements of the electronic document market. In 1997, the Company's revenue derived from consulting, client/server software, and internet and intranet technologies increased by $1,242,000 or 18% from $6,778,000 in 1996 to $8,020,000 in 1997. In the nine months ended September 30, 1998, revenue from these sources increased $3,896,000 or 78% compared to the first nine months of 1997. As a percentage of total revenue, these sources have increased from 46% in 1994, to 71% in 1996, to 75% in 1997 and to 85% during the first three quarters of 1998.

The Company offers document systems solution services, training, and customer support for its own products, and those of other vendors, including Adobe, Verity, and Documentum, Inc., for each of whom the Company is a value-added reseller. The Company's current mix of products includes VFC, the virtual file cabinet family of intranet-based software products that, together, enables users to easily retrieve, organize and share desktop files across organizations; Compose(R), a suite of plug-in tools for Adobe Acrobat Exchange that automate and streamline a variety of document production tasks; Re:mark(R), a plug-in product for Adobe Acrobat software that enables users to mark up and review documents electronically in a workgroup setting; Aerial(TM), a plug-in that enables Adobe Acrobat to print any document that needs to be formatted for printing on multiple pages which are then pieced together to form one page, such as a large spreadsheet or a CAD drawing; Signet(TM), a security solution for Web or CD-ROM publishers who want to permit only authorized users to read their documents; INQUIRE/Text, a full-text retrieval product used for storing, indexing, retrieving and managing large collections of documents on IBM and IBM-compatible mainframes; and WebINQUIRE(R), an extension product that provides Web browser access to INQUIRE/Text collections.

Given the mix of products and services that the Company offers and the demands of the market, the Company has concluded that its best path is to provide a total document solution to our customers. Most of these solutions will be based on corporate intranets or the Web. As a total document solutions company, the Company will provide customers with both consulting services and products such as Compose, and products from third party vendors. The Company believes this positioning will enable it to better control the entire customer relationship and lead to more opportunities.

In December 1997, the Company entered into an agreement with Adobe Systems Incorporated to cross license and co-market certain technologies (the "Cross-license Agreement"). Through September 30, 1998, the Company recognized approximately $873,000 of the total expected contract amount in revenue under a consulting agreement (the "Consulting Agreement") entered into in connection with the Cross-license Agreement. The Company expects to receive another $67,000 in consulting fees under the Consulting Agreement after September 30, 1998. The Company recognizes revenue from these services in both 1997 and 1998 on a percentage of completion basis. The Consulting Agreement may be terminated by Adobe upon 30 days' written notice and payment of 10% of the next unpaid installment of the consulting fee. Upon acceptance of the modifications by Adobe, the Company will earn a license fee of $1,000,000. Although the Company has received approximately 50% of the license fee under the Cross-license Agreement, any license fees received by the Company are subject to refund if the Company fails to deliver an acceptable final product to Adobe. The Company has not recognized any revenue with respect to these license fees

At September 30, 1998, the Company had a net operating loss ("NOL") aggregating approximately $10,285,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is limited after an ownership change, as defined in Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. As a result of the AMBIA acquisition, the Company is subject to limitations on the use of its NOL as provided under Section 382. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs.

Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. The margins realized on transactions involving deferred revenue depend on the type of service rendered by the Company. In general, most deferred revenue is generated by software maintenance contracts or software licenses that traditionally have high margins. Most of the Company's maintenance revenue pertains to INQUIRE/Text or the Adobe Cross-license Agreement. The balance of deferred revenue generally relates to consulting services, which carry lower margins than maintenance contracts.

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

YEAR 2000 ISSUE
The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of any identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company uses commercially developed software, the majority of which is upgraded through existing maintenance contracts. The Company also develops software for sale and or license to customers and uses some of these software products internally.

Part (1),  identification,  of the Year 2000 program has been completed.  Part
(2), repair or replacement, is currently underway and scheduled to be completed by December 31, 1998. The majority of all software and systems have been found to be Year 2000 compliant. For those systems not currently Year 2000 compliant, most significantly the Company's accounting system, the Company has received upgraded software, which is anticipated to make the system Year 2000 compliant. Internal products were either developed to be Year 2000 compliant or have been upgraded and tested for compliance. Part (3), testing, is scheduled to start in the Company's fourth quarter ending December 31, 1998 and is scheduled to be finished by March 31, 1999.

The Company has contacted key suppliers and business partners about the Year 2000 issue. While no assurance can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

Actual costs associated with the implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition.

The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company is into the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. However, these plans will be developed as potential Year 2000 failures are identified in the final testing stages.

SUBSEQUENT EVENTS
On November 2, 1998, Steven M. Samowich was named President, Chief Executive Officer (CEO), and a director of the Company. Richard T. Bueschel, who had been serving as the Company's Acting CEO, will continue in his position as Chairman of the Board.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenue  increased by $805,000,  or 26%, from  $3,037,000  for the three months ended September 30, 1997 to $3,842,000 for the three months ended September 30, 1998. The Company derived revenues from consulting services, licenses of software products, sales of INQUIRE/Text-related products and maintenance related thereto, and sales of third party products. Revenues from consulting services and third party products increased by $628,000, or 30%, from $2,088,000 for the three months ended September 30, 1997 to $2,716,000 for the three months ended September 30, 1998. This was due to an increase in the size and number of consulting engagements and a significant increase in the number of third party sales. The Company's proprietary products which includes the Company's VFC and AMBIA software products were introduced during 1997 and produced $653,000 in revenue during the third quarter of 1998. This represents an increase of $357,000 or 121%, compared to third quarter 1997 proprietary products revenue of $295,000. Revenue generated primarily from INQUIRE/Text-related products and maintenance decreased by $181,000, or 28%, from $654,000 for the three months ended September 30, 1997 to $473,000 for the three months ended September 30, 1998. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit decreased by $232,000, or 16%, from $1,415,000 for the three months ended September 30, 1997 to $1,183,000 for the three months ended September 30, 1998. The decrease in gross profit was due to the buildup of the Company's solutions area, whereby technical personnel were shifted from software development to the solutions group. These technical personnel did not become billable immediately. This transfer increased the Company's cost of revenues, but decreased operating expenses. The Company' gross profit should increase once this transition is completed.

Gross margin as a percent of revenues decreased by 16% from 47% for the three months ended September 30, 1997 to 31% for the three months ended September 30, 1998. The decrease was due to the shift of technical personnel from software development to solutions and the significant growth in third party sales, which have a smaller gross margin than consulting, product sales or maintenance.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $486,000, or 65%, from $751,000 for the three months ended September 30, 1997 to $265,000 for the three months ended September 30, 1998. The principal cause of the decrease was the shift of technical personnel from software development to solutions. The Company expects that quarterly research and development expenses during the remainder of 1998 will also be less than research and development expenses for the similar period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $23,000, or 2%, from $1,440,000 for the three months ended September 30, 1997, to $1,463,000 for the three months ended September 30, 1998. The increase was due to one-time expenses incurred in connection with the resignation of the Company's Chief Executive Officer, partially offset by a planned reduction in sales expenses. The Company expects selling, general and administrative expenses to increase moderately as revenues increase.

INTEREST INCOME AND EXPENSE

Net interest income increased $68,000, from $3,000 for the three months ended September 30, 1997 to $71,000 for the three months ended September 30, 1998. The increase was due to higher balances of cash, cash equivalents, and short-term investments during the three months ended September 30, 1998. The Company's cash balances increased significantly during the second quarter of 1998 as a result of the Company's public offering. The Company invested only in short-term, highly liquid money market instruments.

NET LOSS

Net  loss  decreased  $294,000,  from  $773,000  for the  three  months  ended
September 30, 1997 to a net loss of $479,000 for the three months ended September 30, 1998. The decrease was due to the factors discussed above. For the three months ended September 30, 1997, the Company's net loss was $773,000, or $0.26 per share, on both a basic and diluted basis. For the three months ended September 30, 1998, the net loss was $479,000, or $0.11 per share, on both a basic and diluted basis.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenue increased by $3,385,000, or 48%, from $7,033,000 for the nine months ended September 30, 1997 to $10,418,000 for the nine months ended September 30, 1998. Revenues from consulting services and third party products increased by $2,893,000, or 62%, from $4,681,000 for the nine months ended September 30, 1997 to $7,574,000 for the nine months ended September 30, 1998. This was due to an increase in the size and number of consulting engagements and a significant increase in the number of third party sales. The Company's proprietary products, which include the Company's VFC and AMBIA software products produced $1,299,000 in revenue during the first three quarters of 1998. This represents a $1,004,000 increase over the first three quarters of 1997. The initial sales of these products were not recorded until the third quarter of 1997. Revenue generated primarily from INQUIRE/Text-related products and maintenance decreased by $511,000, or 25%, from $2,056,000 for the nine months ended September 30, 1997 to $1,545,000 for the nine months ended September 30, 1998. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit increased by $530,000, or 18%, from $2,996,000 for the nine months ended September 30, 1997 to $3,526,000 for the nine months ended September 30, 1998. The increase in gross profit was due primarily to increased revenue.

Gross margin as a percent of revenues decreased from 43% for the nine months ended September 30, 1997 to 34% for the nine months ended September 30, 1998. The decrease was due to the significant growth in third party sales, which have a much smaller gross margin than consulting, product sales or maintenance, and the shift of technical personnel from software development to the solutions group during the third quarter of 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $309,000, or 18%, from $1,696,000 for the nine months ended September 30, 1997 to $1,387,000 for the nine months ended September 30, 1998. The decrease was due to the reduced development expenses required by the VFC family of products and the shift of development personnel to the solutions area.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $200,000, or 5%, from $3,942,000 for the nine months ended September 30, 1997 to $4,142,000 for the nine months ended September 30, 1998. The increase was due primarily to the increase in goodwill amortization associated with the acquisition of AMBIA.

INTEREST INCOME AND EXPENSE

Net interest income increased $135,000, or 375%, from $36,000 for the nine months ended September 30, 1997 to $171,000 for the nine months ended September 30, 1998. The increase was due to higher balances of cash, cash equivalents, and short-term investments during the nine months ended September 30, 1998. These balances increased significantly during the first three quarters of 1998 as a result of the Company's public offering in February 1998. The Company invested only in short-term, highly liquid money market instruments.

NET LOSS

Net  loss  decreased  $763,000,  from  $2,601,000  for the nine  months  ended
September 30, 1997 to a net loss of $1,838,000 for the nine months ended September 30, 1998. The decrease was due to the factors discussed above. For the nine months ended September 30, 1997, the Company's net loss was $2,601,000, or $1.08 per share, on both a basic and diluted basis. For the nine months ended September 30, 1998, the net loss was $1,838,000, or $ 0.44 per share, on both a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $4,495,000 and a working capital surplus of $4,199,000. The Company had no borrowings as of September 30, 1998. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 1999, and the Company expects to renew it at that time. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently in compliance with these funding requirements. During the first quarter of 1998, the Company paid off the line of credit in full.

Net cash used in operating activities for the nine months ended September 30, 1998 of $1,749,000 was due to the Company's net loss for the period of $1,838,000, a decrease in accounts payable of $917,000, and a decrease in prepaid royalties and other current assets of $521,000, partially offset by an increase in accounts receivable of $467,000, other assets of $181,000, deferred revenue of $124,000 and depreciation and amortization expense of $691,000.

Net cash used in investing activities of $2,594,000 for the nine months ended September 30, 1998 was due to the net investment of $2,470,000 in short term investments.

Net cash provided by financing activities of $6,034,000 was due to the proceeds received from the public offering of $6,935,000 and proceeds from short-term borrowing of $103,000, offset by $984,000 used to pay off the Company's line of credit in full.

Net cash flow from operating activities for the nine months ended September 30, 1998 was not sufficient to fund the operations of the business. However, based upon the Company's expectations of growth in future revenues from both its solutions business, and based on the successful financing completed on February 20, 1998, management believes that available and projected resources will be sufficient to meet its working capital requirements for the next twelve months and beyond.

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

Since December 31, 1997, the Company has continued to incur losses. By the fourth quarter of 1998, the Company expects to operate on a positive cash flow basis as a result of increased revenues and improved consulting margins.

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

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB RELATING TO PRODUCT DEVELOPMENT, REVENUE, GROSS PROFIT, OPERATING EXPENSES, CASH FLOW, AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

      (a)  EXHIBITS

             EXHIBIT NO.                           DOCUMENT

                27                      Financial Data Schedule


      (b) REPORTS ON FORM 8 - K. On August 28, 1998, the Company filed a Form 8-K, reporting a change in the Company's certifying accountant on August 24, 1998.



                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFODATA SYSTEMS INC.


                                         BY: /s/STEVEN M. SAMOWICH
                                             ---------------------
                                             Steven M. Samowich
                                             President and CEO
Date:   November 11, 1998

                                         BY: /s/CHRISTOPHER P. DETTMAR
                                             --------------------------
                                             Christopher P. Dettmar
                                             Chief Financial Officer