Form 10KSB40
period 1998-12-31
INFODATA SYSTEMS INC
filed 1999-03-31
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ending December 31, 1998 are $14,242,000.

As of March 19, 1999, there were 4,526,747 common shares outstanding. As of March 19, 1999, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $10,269,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB RELATING TO PRODUCT DEVELOPMENT, FUTURE CONTRACTS, REVENUE, THE ADEQUACY OF WORKING CAPITAL, AND YEAR 2000 ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT
LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.     DESCRIPTION OF BUSINESS

Infodata Systems Inc. ("Infodata" or the "Company") designs, develops, and delivers solutions that enable enterprises to share, maintain, and retrieve electronic documents and their components. The Company provides consulting services, systems integration services and products in the area of knowledge management to corporate and government workgroups, departments and enterprises. Revenues are generated from three segments. They are consulting services and training (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). The Company is in the process of implementing a refocused business strategy with an emphasis on providing consulting and systems integration services. Infodata's other business lines will be focused on supporting the core consulting services business.

During its history, the Company has developed and sold its own products and served as a consultant in the areas of information management, document solutions and knowledge management. The Company has shifted its focus over the years as the information technology industry has changed. During this period, Infodata has successfully produced solutions involving mainframe computing systems, client/server systems and now both intranets and the Internet. In the past three years, the Company made two acquisitions to help broaden and update its product and service offerings: Merex Inc. ("Merex"), acquired in October 1995, and AMBIA Corporation ("AMBIA"), acquired in July 1997. Merex provided a staff experienced in Internet and client-server document technologies, and AMBIA provided both an experienced technical staff and products focusing on document creation, collaboration, and presentation. The Company now provides a range of services, including training, customer support, and consulting to ensure customers achieve the full benefits of the Company's expertise.

SOLUTIONS

The Solutions business consists of consulting, systems integration, and training. Consulting includes requirements studies, the identification and analysis of appropriate document management systems, and the implementation of such systems which may include either the Company's Proprietary Products or Third Party Products. These services are performed for both corporate entities and governmental units. The training is directed toward both groups and individuals on products offered by Infodata, Adobe, and other companies in the document management field. The Company seeks to obtain greater synergy from the training area by tying it into consulting engagements and/or product sales. Solutions represent the largest segment of the Company's business.

PROPRIETARY PRODUCTS

Proprietary Products include the Company's Adobe Acrobat plug-in products, namely, Compose, Re:mark, Aerial and Signet; INQUIRE/Text software sales, WebINQUIRE, the Virtual File Cabinet, CORRControl, and the maintenance associated with each of these products. Compose is a suite of plug-in tools for Adobe Acrobat Exchange that automate and streamline a variety of document production tasks, such as the creation of tables of contents, hyperlinks, document indexes, and other document navigation features. Re:mark is a plug-in product for Adobe Acrobat software that enables users to mark up, redline and review documents electronically in a workgroup setting. By annotating any document in portable document format (PDF), Re:mark enables users to type text on the document page, draw on the document, indicate approval of the document itself or specific sections, attach any file anywhere in the document, consolidate comments from multiple reviews, personalize comments and set annotation security. Redlining features include highlighting, strike-through and "sticky notes." Annotations may be shared among users. Aerial is a plug-in product that enables Adobe Acrobat to print any document that needs to be formatted for printing on multiple pages that are then pieced together to form one page, such as a large spreadsheet or a CAD drawing. Aerial also enables Adobe Acrobat to format tables into spreadsheets, and converts PDF to a text format that can be edited with Microsoft Word or other word processors. Signet is a security solution for Web or CD-ROM publishers who want to permit only authorized users to read their documents. Signet allows publishers to control the time and circumstances of the expiration of users' privileges. INQUIRE/Text is a full-text retrieval product used for storing, indexing, retrieving, and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text software is widely used by major companies, utilities, hospitals, and government agencies for automating document-centered applications such as on-line manuals, legislative tracking and regulatory compliance, library management, litigation support, medical records, and government and military intelligence. The system has been installed at over 350 sites. WebINQUIRE is an extension product that provides Web browser access to INQUIRE/Text collections. It enables users to utilize their mainframe as an intranet superserver with all the search capabilities of INQUIRE/Text. WebINQUIRE permits users to store documents created using desktop software on a mainframe computer, retrieve documents from the mainframe and edit them on their desktop using desktop applications, such as Microsoft Excel and Microsoft Word. In addition, WebINQUIRE's search formats and views can be easily customized. Although WebINQUIRE and other INQUIRE/Text options carry a high gross margin, they are not expected to amount to a significant percentage of the Company's future revenues. CORRControl is an application that automates and streamlines correspondence processing and management. The Company developed the Virtual File Cabinet (VFC) over the past two years. After a critical review of the status of VFC during 1998, the Company determined that the revenue and gross profits generated by the product could not justify Infodata's emphasis on it. As a result, VFC was de-emphasized. For the year 1999, the Company has forecast no revenue for the VFC product.

THIRD PARTY PRODUCTS

Third Party Products include software and hardware. By offering products from companies such as Documentum, Adobe and Verity, the Company is able to provide a wide variety of solutions and tailor them to each customer's needs. It is a goal of the Company to obtain increasing amounts of consulting business in conjunction with the sale of Third Party Products.

INDUSTRY BACKGROUND

The knowledge management industry continues to grow rapidly and offer a great deal of opportunity. According to the research firm IDC, the electronic document management systems (EDMS) software market will exceed $1 billion by the year 2002, and will drive another $6 billion in services, maintenance and application revenue. Document management products were originally introduced to solve problems associated with the production of complex and mission-critical documentation. These documents are characterized not only by complex content, such as graphs, images, and text, but also by a heavily controlled or regulated process by which documents are written and reviewed. These document management systems have been expensive to procure and difficult to install and implement because they require unique user interfaces and customized workflow. Companies with the expertise to identify, analyze, recommend and implement document management solutions are increasingly in demand as the industry evolves.

STRATEGY

The Company intends to leverage its knowledge of the document management industry into increasing revenues from large and complex Solutions engagements. To do this, the Company plans to expand its sales and marketing efforts and focus these efforts on the Solutions business. Plans are also being implemented to align training and product sales with the Solutions business to gain greater synergy from the various business segments. Finally, the Company is aggressively pursuing additional business through its business partners such as Documentum, Adobe and Verity. The Company plans to develop other business partnerships and may consider business acquisitions if they complement Infodata's strategy.

SALES AND MARKETING

The Company recently added three people, including a Vice President of Sales and a Vice President of Marketing, to its marketing and sales force to help grow the Solutions business. It is the intention of the Company to use both direct and indirect sales methods to obtain new business. The Company generates awareness of, and interest in, its services through direct calls, trade shows, and the distribution of marketing materials.

CUSTOMERS

The Company targets both commercial and government markets. Many major companies and government organizations use the Company's products and consulting services. Sales to government customers represented approximately 60% of revenues in 1998 and approximately 53% in 1997; however, no one customer accounted for more than 10% of the Company's revenues in either period.

Certain  of  the  Company's   contracts  with  government   organizations  are
competitively awarded after a formal bid and proposal competition among qualified bidders. These government contracts may be either cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, and fixed price contracts. Cost-plus-fixed-fee contracts provide for the reimbursement of incurred costs during contract performance, to the extent that such costs are allowable and allocable, and the payment of a fixed fee. The size of the fee is limited by federal guidelines to a set proportion of the contract value. Cost-plus-award-fee contracts typically provide for the reimbursement of costs and fee based upon a periodic evaluation of the Company's performance against specified criteria. Under time and materials contracts, the Company agrees to provide certain categories of labor that satisfy established education and experience qualifications at a fixed hourly rate. In these cases, the Company bears the risk that costs may exceed the fixed hourly rate, and the Company realizes all of the benefits or detriment resulting from decreases or increases in the cost per hour of performing the work. Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the work.

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

RESEARCH AND DEVELOPMENT

The Company reduced its research and development expenses during 1998 in conjunction with the de-emphasis of the Virtual File Cabinet. Research and development efforts since then have been directed towards product upgrades and refinements.

COMPETITION

The market for the Company's products and services is intensely competitive and subject to rapid change caused by technological advances, new product introductions and other marketing activities of industry participants. The Company currently encounters direct and indirect competition from a number of public and private companies, such as Booz Allen, KPMG, and Arthur Andersen Consulting. Competitors may have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, better name recognition and a larger installed customer base than the Company. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company.

The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation, the ability to attract and retain quality personnel, product quality, performance and price, product salability, product functionality and features, product ease-of-use, and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products or services comparable or superior to those offered by the Company, offer lower priced products or services or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful, the Company must respond to technological change, customer requirements and competitors' current products, services, and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that competition will not have a material adverse effect on its business, operating results and financial condition.

PROPRIETARY RIGHTS

The Company has a registered service mark to protect its proprietary rights in the name Infodata and it has registered trademarks with respect to the marks INQUIRE and AMBIA. The Company also has registered trademarks for its VFC, Aerial, Re:mark and Compose products. In addition, the Company has filed a trademark application in order to protect its Virtual File Cabinet name. The Company relies primarily on a combination of copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. For example, the Company licenses rather than sells its software. The licenses impose certain restrictions on the licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, (i) requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and (ii) restricting access to the Company's source codes. Trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's products or to obtain and use information that the Company regards as proprietary. Although the Company may apply for certain patents, the Company presently has no patents or patent applications pending. Policing unauthorized use of the Company's products is difficult, and while the Company may be unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not develop similar technology independently. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects software product developers to be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the

Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms.


EMPLOYEES

As of March 19, 1999, the Company had a total of 83 employees, of which 54 were technical professionals, 9 comprised the sales and marketing staff, and the remainder was involved in management, corporate security, administration, contracts, and accounting. The Company's employees are not represented by any unions and the Company has not experienced any work stoppages.

YEAR 2000

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

Part (1), identification, of the Year 2000 program has been substantially completed. Part (2), repair or replacement, has been substantially completed. The majority of all software and systems have been found to be Year 2000 compliant. For those systems not originally Year 2000 compliant, most significantly, the Company's accounting system, the Company received updated software which it has successfully installed and begun testing. Internal products were either developed to be Year 2000 compliant or have been upgraded for compliance. Part (3), testing, started during the quarter ended December 31, 1998. The Company anticipates that initial testing will conclude by March 31, 1999. Additional testing will continue after this time should it be warranted.

The Company has contacted key suppliers and business partners about the Year 2000 issue. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company has not identified any material impact on its ability to continue normal operations with suppliers or third parties who fail to address this issue.

The actual costs associated with the implementation of the Company's Year 2000 program have been insignificant to the Company's operations and financial condition.

The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company is into the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company has not finalized its contingency plans. However, these plans will be developed as potential Year 2000 failures are identified in the final testing stages.

The Company could be negatively impacted if some of its own customers are not Year 2000 compliant. For example, should the federal government's systems not be Year 2000 compliant, this could lead to delayed payments. The Company continues to seek assurances that customer systems are either Year 2000 compliant or the customer is working towards compliance prior to year end.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company leases 25,950 square feet of professional office space for its headquarters and operations in Fairfax, Virginia. The term of the lease is through July 31, 2003. Payments under the lease were approximately $490,000 in 1998, are expected to be $560,000 in 1999, and will increase to approximately $619,000 by 2003.

The Company also maintains an office of approximately 3,400 square feet in Mountain View, California. The term of the lease is through May 31, 2001. Payments under the lease were approximately $160,000 in 1998, are expected to be $179,000 in 1999, and will increase to approximately $187,000 by 2001.

ITEM 3.     LEGAL PROCEEDINGS

The Company is presently not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS

The following information relates to executive officers of the Registrant as of March 19, 1999:

       NAME                  AGE                   POSITION
       ----                  ---                   --------
Steven M. Samowich           48        President and Chief  Executive Officer
Harry  Kaplowitz             55        Executive  Vice President
Richard M. Tworek            42        Executive Vice President and Chief
                                        Technology Officer
Christopher P. Dettmar       45        Chief Financial  Officer
Robert J. Loane              60        Senior Vice President
Razi  Mohiuddin              37        Vice President
Curtis D. Carlson            34        Secretary

Steven M. Samowich has been the President, Chief Executive Officer, and a director of the Company since November 1998. From January 1997 to October 1998, he served as Vice President and General Manager of the Time Data Systems Division of Simplex Time Recorder Company. From December 1995 through 1996, Mr. Samowich was the North American General Manager of Sales, Marketing & Services for Visix software and from 1984 to 1995 he was with Computervision where he served as its National Sales Manager from 1993 to 1995. Mr. Samowich holds a BA and an MBA from the University of Pittsburgh.

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

Christopher P. Dettmar has been Chief Financial Officer of the Company since May 1997. From November 1993 to April 1997, he served as Vice President, Chief Financial Officer and a director of TWS, Inc. and its predecessor company, Encompass, Inc., both of which are telecommunications service firms. From November 1989 to November 1993, he served as Vice President, Chief Operating Officer and a director of the Hunter Companies, an asset management and commercial real estate brokerage firm. From 1984 to 1989, Mr. Dettmar served as a regional controller with Cincinnati Bell Information Systems and from 1979 to 1983, he worked for Price Waterhouse & Co. He is a certified public accountant, holds a BS in Commerce from the University of Virginia and an MBA from the Pennsylvania State University.

Dr. Robert J. Loane has been Senior Vice President of the Company since 1981. He is the principal architect and developer of the INQUIRE family of products and in now involved with the architecture of future products and provides consulting services to many of the Company's customers. Dr. Loane has a PhD in Computer Sciences from Princeton University and a BEE from Cornell University.

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

Curtis D. Carlson has been the Secretary of the Company since February 1998. From 1991 until joining the Company in August 1994, Mr. Carlson was associated with the Federal Systems Division of International Business Machines (IBM) Corporation and served in the Business Practices and Contracts function supporting the U.S. Navy and Radiation-Hardened Semiconductor business areas. Since 1992, Mr. Carlson has been on the Board of Directors of Synergy One Federal Credit Union, and served as its Chairman from April 1994 to April 1998. He has a BS in Finance from Rochester Institute of Technology and is completing coursework at Virginia Polytechnic Institute and State University for his MBA.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Infodata's Common Stock has been quoted on the NASDAQ SmallCap Market under the symbol "INFD" since September 16, 1994. The Company's Common Stock was previously traded on the NASDAQ National Market. Market makers of the Company's Common Stock include Herzog, Heine, Geduld, Inc., Mayer and Schweizter Inc., and Patterson Travis Inc.

The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.

                                               1998                      1997
                                        High          Low         High          Low
                                        ----          ---         ----          ---
First Quarter                           $11.00       $4.75        $12.63        $6.75
Second Quarter                            5.34        4.25          8.63         6.00
Third Quarter                             4.25        2.41         10.38         7.00
Fourth Quarter                            3.25        2.25         12.75         8.50

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

As of March 19, 1999, there were approximately 1,500 holders of record of the Company's Common Stock.

On July 22, 1997, the Company issued an aggregate of 400,000 shares of Common Stock to Alan Fisher and Razi Mohiuddin, the former shareholders of AMBIA, as consideration for the purchase of all of the outstanding shares of capital stock of AMBIA, pursuant to an Agreement of Merger and Plan of Reorganization. The Company relied on Section 4(2) of the Securities Act as the basis for an exemption from registration because the transaction did not involve any public offering.

On October 11, 1995, the Company issued an aggregate of 210,000 shares to Richard Tworek, Mary Margaret Styer and Andrew Fregly, the shareholders of Merex, as consideration for the acquisition of Merex pursuant to an Asset Purchase Agreement and Plan of Reorganization. The Company relied on Section 4(2) of the Securities Act as the basis for an exemption from registration because the transaction did not involve any public offering.

The Company has agreed to issue shares of Common Stock on a quarterly basis to each of Richard Bueschel, Laurence Glazer, Robert Leopold, Millard Pryor, Jr., Isaac Pollak and Alan Fisher, the non-employee directors of the Company, as payment of consulting fees for 1997 in the amount of $10,000 per non-employee director. For the year ended December 31, 1998, each non-employee director was entitled to 2,926 shares of Common Stock. Certificates evidencing such shares and the number of shares to which the non-employee directors will be entitled for the last quarter of 1998 were issued in January 1999. The Company is relying on Section 4(2) of the Securities Act as the basis for an exemption from registration because these shares will be issued by the Company solely to its non-employee directors, and thus will not involve any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS RELATING TO PRODUCT DEVELOPMENT, FUTURE CONTRACTS, REVENUE, THE ADEQUACY OF WORKING CAPITAL, AND YEAR 2000 ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

COMPANY OVERVIEW

The Company provides consulting services, systems integration, and products in the area of knowledge management. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments include consulting services and training (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, consulting services surrounding the implementation of the Company's Proprietary Products and Third Party Products, and other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Re:mark, Virtual File Cabinet, Aerial, Signet and their associated maintenance. Third Party Products include software and hardware primarily with some related services. For the year 1998, Solutions accounted for 44% of total revenue; Proprietary Products accounted for 30%, and Third Party Products accounted for the remaining 26%. Revenues in each segment of the Company's business increased over 1997 with total revenues increasing 34% for the year ended December 31, 1998.

The Company is in the process of implementing a business strategy focused on providing consulting services and systems integration in the area of knowledge management. The Company's other business lines are also being refocused to support the core consulting services business. Over the past five years, the Company has worked to reposition itself from a supplier of mainframe products and services to a solutions-based provider of services, systems integration, mainframe software and web-based software in the area of knowledge management. Starting in mid-1998, the Company identified consulting as its primary area of focus. The Company anticipates that the benefit of the renewed focus will not be fully realized until the latter part of 1999 and beyond. One goal of this renewed focus is to maximize the synergy among the three lines of business. A number of the Company's sales transactions in 1998 involved consulting projects supported by third party sales. In 1999, the Company anticipates that it will continue to pursue these types of complementary transactions.

In December 1997, the Company entered into two agreements with Adobe Systems, Inc. ("Adobe") to modify certain of the Company's proprietary technologies so that they can be incorporated into future Adobe products and to cross license the resultant technologies. Under these agreements, Infodata is to receive license fees in the amount of $1 million and approximately $900,000 in consulting fees to modify the technologies. The Company recognized revenue under this agreement in the amount of $350,000 and $1,023,000 in 1997 and 1998, respectively. The revenue recognized in 1998 included $500,000 recognized in the fourth quarter of 1998 when certain amounts prepaid by Adobe became non-refundable. As of December 31, 1998, the Company had substantially completed all of its obligations under the agreements. The Company anticipates that Adobe will accept the final product in the first half of 1999, at which time remaining amounts will become due and/or non-refundable under the agreements. However, if Adobe fails to accept the final product, the additional amounts will not be paid or will be required to be refunded. The Company anticipates that Adobe will accept this final product.

Starting in 1996, the Company began to invest in the development of the Virtual File Cabinet ("VFC") software product. Development intensified in 1997, and the product was introduced to the market in 1997. Refinements to the product continued through the first half of 1998. During the latter half of 1998, the Company determined that the revenue and profits generated by the VFC product could not justify the Company's continued emphasis on it. As a result, the sales, marketing and development effort related to VFC was decreased. Based on this, and the growth potential of the consulting business, Infodata refocused its strategy towards its consulting and systems integration businesses. Portions of VFC were embedded in the product licensed to Adobe Systems. Other than this, the Company has forecasted no revenue for the VFC product in 1999. The Company continues to support its plug-in based products, Compose, Aerial and Signet. On February 9, 1999, the Company announced the release of an upgraded version of Compose.

On July 22, 1997, the Company acquired all of the Common Stock of AMBIA in consideration for 400,000 shares of the Company's Common Stock with a fair value of $7.75 per share, which was equivalent to the trading price of the Company's Common Stock on such date. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA Common Stock were converted into options to acquire approximately 35,000 shares of the Company's Common Stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000, including the direct costs of the acquisition. Approximately $3,196,000 was allocated to goodwill, $121,000 was allocated to acquired tangible assets and $144,000 was allocated to acquired intangible assets. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. AMBIA is accounted for as a consolidated subsidiary of the Company from the date of acquisition.

At December 31, 1998, the Company had a net operating loss ("NOL") aggregating approximately $9,708,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

Revenues from consulting services are recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenues from software licenses are recognized upon delivery or upon acceptance by the customer. Revenues from post customer support and maintenance agreements are recognized over the period that support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements. Deferred revenue at December 31, 1998 was $1,152,000. This related primarily to amounts from Adobe and from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

The components of the Company's cost of revenue depend on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs such as travel and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the Company includes shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation.

Future operating results will depend on many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to integrate various products it has developed or acquired and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer purchases and implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, acquisitions by competitors, the ability of the Company to develop and market new products and control costs, and general domestic economic and political conditions.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

REVENUES

Total revenue increased by $3,598,000, or 34%, from $10,644,000 for the year ended December 31, 1997 to $14,242,000 for the year ended December 31, 1998. The Company derived revenues from Solutions, Proprietary Products and Third Party Products. Solutions include commercial and government consulting, INQUIRE consulting, and training. Proprietary Product revenue includes the sale of INQUIRE/Text-related products and services and maintenance related thereto, and sales of the Company's plug-in-based software products. Third Party Products include software and hardware sold to both the government and commercial entities. Revenues from Solutions increased by $773,000, or 14%, from $5,549,000 for the year ended December 31, 1997 to $6,322,000 for the year ended December 31, 1998. The increase was primarily due to growth in commercial and government consulting along with the addition of consulting revenue from the Mountain View operation, which was acquired as part of AMBIA in 1997. Proprietary Product revenue increased by $1,063,000, or 33%, from $3,180,000 for the year ended December 31, 1997 to $4,243,000 for the year ended December 31, 1998. This increase came from growth in the sales of Compose and Re:mark, partially offset by a decline in INQUIRE/Text maintenance revenue. Approximately $500,000 of this increase resulted from the one-time licensing transaction with Adobe. Under the agreement with Adobe, the Company anticipates that it will be able to recognize another $500,000 in revenue from this licensing transaction in the first half of 1999. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes. Third Party Product sales are undertaken on both a stand-alone basis and as a way to attract consulting business. For the year ended December 31, 1998, Third Party Product revenues increased $1,762,000 from $1,915,000 in 1997 to $3,677,000 in 1998.

GROSS PROFIT

Gross profit decreased by $103,000, or 2%, from $4,482,000 for the year ended December 31, 1997 to $4,379,000 for the year ended December 31, 1998. The decrease in gross profit was due primarily to a significant increase in the costs of Third Party Product revenues, which more than offset the increase in revenues.

Gross margin as a percent of revenues decreased by 11% from 42% for the year ended December 31, 1997 to 31% for the year ended December 31, 1998. The decline was due to the growth of lower-margin Third Party Product sales and the decrease in INQUIRE/Text product and maintenance revenue during 1998 partially offset by the Adobe transaction.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $707,000, or 29%, from $2,472,000 for the year ended December 31, 1997 to $1,765,000 for the year ended December 31, 1998. The principal cause of the decrease was the reduced spending involving the Company's VFC product. Certain technical personnel previously involved in research and development projects were redeployed to consulting projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $897,000, or 16%, from $5,499,000 for the year ended December 31, 1997 to $4,602,000 for the year ended December 31, 1998. The decrease was due primarily to decreases in the sales staff and in marketing expenditures related to the Company's VFC product.

INTEREST INCOME AND EXPENSE

Interest income increased $141,000, or 224%, from $63,000 for the year ended December 31, 1997 to $204,000 for the year ended December 31, 1998. The increase was due to higher balances of cash, cash equivalents, and short-term investments during the year ended December 31, 1998. These higher balances were the result of the Company's sale of 1,600,000 shares of Common Stock in an underwritten public offering effective February 17, 1998. The Company invested in short-term, highly liquid money market instruments and commercial paper.

Interest expense decreased $30,000, or 68%, from $44,000 for the year ended December 31, 1997 to $14,000 for the year ended December 31, 1998. The decrease was due to the decreased utilization of a line of credit during the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $4,873,000 and working capital of $4,365,000. The Company had no borrowings as of December 31, 1998. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 1999. The Company is currently negotiating an extension to April 2000. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently in compliance with these funding requirements.

Net cash used in operating activities for the year ended December 31, 1998 of $1,124,000 was due to the Company's net loss for the period of $1,798,000, a decrease in accounts payable of $696,000, and a decrease in deferred revenue of $440,000, partially offset by all depreciation and amortization expenses including goodwill of $1,010,000, an increase in accounts receivable, prepaid expenses, and other current assets of $363,000, an increase in other assets of $190,000 and an increase in accrued expenses of $139,000.

Net cash  used in  investing  activities  of  $2,875,000  for the  year  ended
December 31, 1998 was derived primarily from the investment of cash in short-term investments and the purchase of property and equipment. Short-term investments increased $2,669,000. Approximately $206,000 in net property and equipment was purchased.

Net cash provided by financing activities of $5,915,000 arose primarily from the proceeds of a Common Stock issuance of $6,838,000 partially offset by the payments of notes payable in the amount of $880,000 for the year ended December 31, 1998.

Net cash flow from operating activities for the year ended December 31, 1998 was not sufficient to fund the operations of the business. However, management believes that available working capital will be sufficient to meet its requirements for the upcoming year. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's new and existing products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements required hereunder are listed under Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None in the fourth quarter of 1998.


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

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                                         PAGE
      -------------------------------------------                                         ----
      Reports of Independent Public Accountants......................................    19-20
      Consolidated Statements of Operations - Each of the two years
      in the period ended December 31, 1998.........................................       21
      Consolidated Balance Sheets - December 31, 1998 and 1997 .....................     22-23
      Consolidated Statements of Shareholders' Equity for each of the two years
      in the period ended December 31, 1998.........................................       24
      Consolidated Statements of Cash Flows for each of the two years
      in the period ended December 31, 1998.........................................       25
      Notes to Consolidated Financial Statements - December 31, 1998 and 1997 ......     26-36

(b)   REPORTS ON FORM 8-K.

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

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

      3.3 By-Laws (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 10, 1995).

      4.1 Form of Underwriters' Purchase Option (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

     10.1 Cross License Agreement, dated as of December 3, 1997, as amended, by and between the Company and Adobe Systems Incorporated (incorporated herein by reference to Exhibit
                  10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

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

     10.9 Letter Employment Agreement, dated as of November 5, 1997, as amended, between the Company and James A. Ungerleider (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

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

     10.17 Letter Employment Agreement, dated as of October 29, 1998, between the Company and Steven M. Samowich.

     10.18 Agreement on Confidential Information, Inventions, Ideas, dated as of November 4, 1998, between the Company and Steven
                  M. Samowich.

     21           Subsidiaries   of  the  Company   (incorporated   herein  by
                  reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

     23.1         Consent of Arthur Andersen, LLP

     23.2         Consent of PricewaterhouseCoopers LLP

     27           Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                   INFODATA SYSTEMS INC.

                                    BY:  /s/STEVEN M. SAMOWICH
                                         ---------------------
                                         Steven M. Samowich
                                         President and Chief Executive Officer

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

 SIGNATURE                                       TITLE                                   DATE
 ---------                                       -----                                   ----
 /s/RICHARD T. BUESCHEL             Chairman of the Board                           March 30, 1999
 ----------------------
 Richard T. Bueschel

 /s/CHRISTOPHER P. DETTMAR          Chief Financial Officer (Principal              March 30, 1999
 -------------------------          Accounting and Financial Officer)
 Christopher P. Dettmar

 /s/ALAN S. FISHER                  Director                                        March 30, 1999
 -----------------
 Alan S. Fisher

 /s/LAURENCE C. GLAZER              Director                                        March 30, 1999
 ---------------------
 Laurence C. Glazer

 /s/HARRY KAPLOWITZ                 Executive Vice President and Director           March 30, 1999
 ------------------
 Harry Kaplowitz

 /s/ROBERT M. LEOPOLD               Director                                        March 30, 1999
 --------------------
 Robert M. Leopold

 /s/ISAAC M. POLLAK                 Director                                        March 30, 1999
 ------------------
 Isaac M. Pollak

 /s/MILLARD H. PRYOR, JR.           Director                                        March 30, 1999
 ------------------------
 Millard H. Pryor, Jr.

 /s/RICHARD M. TWOREK               Executive Vice President and Director           March 30, 1999
 --------------------
 Richard M. Tworek

 /s/STEVEN M. SAMOWICH              President, Chief Executive Officer and          March 30, 1999
 ---------------------              Director (Principal Executive Officer)
 Steven M. Samowich

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Infodata Systems Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Infodata Systems Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 12, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Infodata Systems Inc.

We have audited the accompanying consolidated balance sheets of Infodata Systems Inc. (a Virginia corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infodata Systems Inc. and subsidiaries as of December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        /s/Arthur Andersen LLP
Washington, D.C.
March 6, 1998

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                                              1998          1997
                                                                              ----          ----
Revenues ..........................................................          $14,242       $10,644
Cost of revenues ..................................................            9,863         6,162
                                                                             --------      --------
  Gross profit ....................................................            4,379         4,482
                                                                             --------      --------
Operating expenses:
  Research and development ........................................            1,765         2,472
                                                                             --------      --------
  Selling, general and administrative .............................            4,602         5,499
                                                                             --------      --------
                                                                               6,367         7,971
                                                                             --------      --------
  Operating loss ..................................................           (1,988)       (3,489)
                                                                                                 -
Interest income ...................................................              204            63
Interest expense ..................................................              (14)          (44)
                                                                             --------      --------
Loss before income taxes ..........................................           (1,798)       (3,470)
Provision for income taxes ........................................                -            (5)
                                                                             --------      --------
Net loss ..........................................................          $(1,798)      $(3,465)
                                                                             ========      ========
Net loss per share:
  Basic ...........................................................          $ (0.42)      $ (1.39)
                                                                             ========      ========
  Diluted .........................................................          $ (0.42)      $ (1.39)
                                                                             ========      ========
Weighted average shares outstanding ...............................            4,237         2,498
                                                                             ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                           DECEMBER 31,
                                                                       1998           1997
                                                                       ----           ----
ASSETS
Current assets:
  Cash and cash equivalents ...............................          $ 2,200        $   284
  Short-term marketable securities ........................            2,673              4
  Accounts receivable, net of allowance of $95 in 1998
    and $42 in 1997 .......................................            2,356          2,772
  Other current assets ....................................              166            174
                                                                     --------       --------
    Total current assets ..................................            7,395          3,234
                                                                     --------       --------
Property and equipment:
  Furniture and equipment .................................            2,861          2,817
  Less accumulated depreciation and amortization ..........           (2,442)        (2,220)
                                                                     --------       --------
                                                                         419            597

Goodwill, net of accumulated amortization of $899 in 1998 and
  $326 in 1997 ............................................            2,798          3,371

Other assets ..............................................              171            351
                                                                     --------       --------

Total assets ..............................................          $10,783        $ 7,553
                                                                     ========       ========


 The accompanying notes are an integral part of these consolidated financial statements.

                   30INFODATA SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                           DECEMBER 31,
                                                                       1998           1997
                                                                       ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations ............          $      6       $     32
  Short-term debt .........................................                 -            880
  Accounts payable ........................................               786          1,482
  Accrued expenses ........................................             1,086            928
  Deferred revenue ........................................             1,152          1,611
                                                                     ---------      ---------
    Total current liabilities .............................             3,030          4,933
                                                                     ---------      ---------
Shareholders' equity:
  Preferred stock, $1.00 par value, 340,000 shares
    authorized, none issued and outstanding ...............                --             --
  Common Stock, $.03 par value, 12,000,000 shares
    authorized; 4,507,117 and 2,754,784 shares issued and
    outstanding in 1998 and 1997, respectively ............               135             82
  Additional paid-in capital ..............................            19,548         12,670
  Accumulated deficit .....................................           (11,930)       (10,132)
                                                                     ---------      ---------
Total shareholders' equity ................................             7,753          2,620
                                                                     ---------      ---------
Total liabilities and shareholders' equity ................          $ 10,783       $  7,553
                                                                     =========      =========

 The accompanying notes are an integral part of these consolidated financial statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                 Additional                         Total
                                                               Common Stock        Paid-In       Accumulated     Shareholders'
                                                           Shares      Amount      Capital         Deficit          Equity
                                                           ------      ------      -------       -----------     -------------
Balance December 31, 1996 .......................          2,277,865     $ 68      $ 9,055       $ (6,667)         $ 2,456
Employee stock purchase plan ....................              3,952       --           26             --               26
AMBIA acquisition ...............................            400,000       12        3,339                           3,351
Exercise of stock options .......................             72,967        2          239             --              241
Other ...........................................                 --       --           11                              11
Net loss ........................................                 --       --           --         (3,465)          (3,465)
                                                           ----------    ----      --------      ---------         --------
Balance at December 31, 1997 ....................          2,754,784       82       12,670        (10,132)           2,620
Employee stock purchase plan ....................             41,202        1          101             --              102
Issuance of common stock in
  public offering, ..............................          1,650,000       50        6,490             --            6,540
Stock issued to Board of Directors
  for services ..................................              5,988       --           55             --               55
Exercise of stock options and
  warrants ......................................             60,143        2          194             --              196
Options issued to consultant for
  services ......................................                 --       --           55             --               55
Shares reacquired and cancelled .................             (5,000)      --          (17)            --              (17)
Net loss ........................................                 --       --           --         (1,798)          (1,798)
                                                           ----------    ----      --------      ---------         --------
Balance at December 31, 1998 ....................          4,507,117     $135      $19,548       ($11,930)         $ 7,753
                                                           ==========    ====      ========      =========         ========

 The accompanying notes are an integral part of these consolidated financial statements.

                             INFODATA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                            Year Ended December 31,
                                                                              1998           1997
                                                                            --------       --------
Cash Flows From Operating Activities:
  Net loss .......................................................          $ (1,798)      $ (3,465)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Common Stock issued to Board ...............................                55              -
    Depreciation and amortization ................................               384            323
    Goodwill and other intangible amortization ...................               626            308
      Increase in allowance for doubtful accounts ................                53              -
    Changes in operating assets and liabilities:
      Accounts receivable ........................................               363         (1,249)
      Other assets and prepaid expenses ..........................               190           (161)
        Accounts payable .........................................              (696)         1,155
      Accrued expenses ...........................................               139             72
      Deferred revenue ...........................................              (440)           438
                                                                            ---------      ---------
        Net cash used in operating activities ....................            (1,124)        (2,579)
                                                                            ---------      ---------
Cash Flows From Investing Activities:
  Purchases of property and equipment ............................              (206)          (457)
    Purchases of short-term investments ..........................           (13,669)             -
  Proceeds from maturity of short-term investments ...............            11,000            943
                                                                            ---------      ---------
    Net cash (used in) provided by investing activities ..........            (2,875)           486
                                                                            ---------      ---------
Cash Flows From Financing Activities:
  Payments on capital lease obligations ..........................               (26)           (47)
  Net (repayments) borrowings under short-term debt ..............              (880)           880
  Issuance of common stock, net ..................................             6,838            278
    Repurchase of common stock ...................................               (17)             -
                                                                            ---------      ---------
      Net cash provided by financing activities ..................             5,915          1,111
                                                                            ---------      ---------
Net increase (decrease) in cash and cash equivalents .............             1,916           (982)
Cash and cash equivalents at beginning of period .................               284          1,266
                                                                            ---------      ---------
Cash and cash equivalents at end of period .......................          $  2,200       $    284
                                                                            =========      =========

 The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company provides complete Electronic Document Management System ("EDMS") solutions through the sale of products and software integration services, predominantly through sales to the U.S. government agencies and to a lesser extent commercial and international customers. In addition, AMBIA, Inc. ("AMBIA"), a wholly-owned subsidiary, develops, markets, and sells software products and consulting services.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries, Infodata Systems International Inc., Infodata Research and Development Corporation, and AMBIA. These entities are collectively referred to herein as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

The Company recognizes revenue from software licenses under Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 98-4"). SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and superseded SOP 91-1 "Software Revenue Recognition." The adoption of SOP 97-2 and SOP 98-4, effective January 1, 1998, did not have a material impact on the Company's current revenue recognition practices. Under SOP 97-2 and SOP 98-4, the Company recognizes revenue from software licenses upon delivery of the software product to the customer or upon customer acceptance, if a trial period exists. Revenues from post contract support, including revenue bundled with the initial license fee, are recognized ratably over the period that customer support services are provided. Software service revenue is recognized as performed. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

The Company also provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. Related revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms.

Revenues from foreign customers totaled approximately $453,000 and $382,000 for the years ended December 31, 1998 and 1997, respectively.

CASH AND CASH EQUIVALENTS

Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

SHORT-TERM INVESTMENTS

In addition to cash equivalents, the Company has investments in debt securities (certificates of deposit and commercial paper) with original maturities of greater than three months that are classified as short-term investments. These investments are carried at amortized cost plus accrued interest. Accrued interest on these investments as of December 31, 1998 was $53,000.

At  December  31,  1997,   certificates  of  deposit  included  in  short-term
investments totaled approximately $4,000, which were restricted pursuant to certain capital lease obligations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest totaled $51,000 and $37,000 in 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is depreciated using the straight-line method. Depreciation on equipment and furniture is computed using the estimated useful lives of the assets, which range from three to six years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including software development cost, goodwill, and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of December 31, 1998 and 1997, there have been no impairment in the carrying value of long-lived assets.

GOODWILL

Goodwill arising from an acquisition of Merex in 1995 is being amortized using the straight-line method over a life of ten years. Goodwill arising from the acquisition of AMBIA in 1997 is being amortized using the straight-line method over seven years.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

Due to the loss in 1998 and 1997, the effect of options and warrants has not been considered on dilutive earnings per share as it would have been antidilutive.

SIGNIFICANT CUSTOMERS

The Company's primary customer is the federal government, and the Company has a concentration of credit risk associated with its accounts receivable. The Company does not believe the likelihood of a loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers.

Sales to U.S. government agencies totaled approximately $8,550,000 and $5,640,000 in 1998 and 1997, respectively. As of December 31, 1998 and 1997, accounts receivable due from U.S. government agencies were approximately $693,000 and $1,304,000, respectively. During 1998, the Company recorded significant sales with Adobe Systems Incorporated of approximately $1,023,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash, short-term investments, accounts receivable, and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

SEGMENT INFORMATION

In 1998, Infodata adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that the internal organization that is used by management for making operating decisions and assessing performance be used as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 11).

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will require all derivatives to be recorded on the face of the balance sheet at fair value. The Company does not expect SFAS 133 to have a significant impact on its financial statements.

In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions." The Company does not anticipate that the adoption of SOP 98-9 will have a material impact on the Company's revenue recognition practices.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.     BUSINESS ACQUISITION

On July 22, 1997, the Company consummated its purchase of substantially all of the assets and the assumption of certain liabilities of AMBIA, in consideration for 400,000 shares of the Company's Common Stock (restricted as to sale) with a fair value estimated by the Company's Board of Directors at $7.75 per share. As a result of the acquisition, outstanding options to purchase 390,000 shares of AMBIA Common Stock were converted into options to acquire 34,665 shares of the Company's Common Stock at an exercise price of $1.69 per share. The fair value of the options is recorded as part of the acquisition cost. The total acquisition cost was approximately $3,461,000 including the direct costs of the acquisition. Approximately $121,000 was allocated to acquired tangible assets, $144,000 to acquired intangible assets, and $3,196,000 to goodwill. The acquired intangible assets and goodwill are being amortized over two years and seven years, respectively. The acquisition was treated as a purchase and was accomplished by means of a merger of a wholly-owned subsidiary of the Company into AMBIA. AMBIA develops, markets and sells software products and consulting services, which are complementary to those being developed, marketed and sold by the Company.

The unaudited pro forma financial information presented below reflects the acquisition of AMBIA as if the acquisition had occurred on January 1, 1997. These results are not necessarily indicative of the future operating results or of what would have occurred had the acquisition been consummated at that time.

                                                             For the Year Ended
                                                             December 31, 1997
                                                             -----------------
                                                                (Unaudited)
    Revenue......................................               $11,569,000
    Net loss.....................................                (3,581,000)
    Net loss per share ..........................               $     (1.32)


NOTE 3.     RECEIVABLES

Receivables consist of the following:

                                                             December 31
                                                      1998                 1997
                                                      ----                 ----
U.S. government:
  Amounts billed                                  $  693,000           $1,304,000
  Recoverable costs and accrued profit
    on progress completed but not billed             976,000              367,000
                                                  -----------          -----------
                                                   1,669,000            1,671,000
                                                  -----------          -----------
Commercial customers:
  Amounts billed                                     466,000              983,000
  Recoverable costs and accrued profit
    on progress completed but not billed             316,000              160,000
                                                  -----------          -----------
                                                     782,000            1,143,000
                                                  -----------          -----------
Less allowance for doubtful accounts                 (95,000)             (42,000)
                                                  -----------          -----------
    Total                                         $2,356,000           $2,772,000
                                                  ===========          ===========

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technological feasibility and the continuing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Amortization expense is determined on an individual product basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product, generally three to five years. Amortization of software development costs is included in cost of revenues in the accompanying consolidated statements of operations. There were no software development costs capitalized for the years ended December 31, 1998 and 1997 as the costs incurred between technical feasibility and general availability were not significant.

NOTE 5.     INCOME TAXES

At December 31, 1998, the Company had approximately $9,708,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 1999 through 2012. In addition, at December 31, 1998, the Company had $55,000 in investment tax credit carryforwards expiring in 1999 through 2000.

The actual income tax expense attributable to pretax income for the year ended December 31, 1998, and December 31, 1997, respectively, differed from the amount computed by applying the Federal statutory rate of 34% as a result of the following:


                                                                 1998                 1997
                                                                 ----                 ----
     Tax at statutory rate..........................          $(678,000)          $(1,178,000)
     Change in valuation allowance..................            523,000             1,076,000
     Nondeductible amortization.....................            217,000                92,000
     Other..........................................            (62,000)               10,000
                                                              ----------          ------------
                                                              $       -           $         -
                                                              ==========          ============


The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 1998 and 1997:

                                                                 1998                   1997
                                                                 ----                   ----
Deferred tax liabilities:
  Net software development costs ...................          $   (42,000)          $   (16,000)
Deferred tax assets:
  Net operating loss carryforward ..................            3,686,000             3,206,000
  Investment tax credit and research and
    development tax credits carryforward ...........               55,000                55,000
  Other.............................................              180,000               111,000
                                                              ------------          ------------
Valuation allowance ................................           (3,879,000)           (3,356,000)
                                                              ------------          ------------
Net deferred tax asset .............................          $         -           $         -
                                                              ============          ============


Under the provisions of SFAS 109, "Accounting for Income Taxes," the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income.

NOTE 6.     SHORT-TERM DEBT

In November 1996, the Company entered into a working capital line of credit with Merrill Lynch Business Financial Services Inc. This loan facility provides the Company with up to a $1,000,000 line of credit at a per annum rate equal to 2.9 percent over the 30-day commercial paper rate. Currently, this per annum rate approximates the prime rate (4.83% at December 31, 1998). Advances on the facility are based on eligible billed accounts receivable less than 90 days old. The facility presently expires in April 1999. However, the Company is currently negotiating an extension to April 2000. As of December 31, 1998, the Company had no amounts borrowed against this line of credit. At December 31, 1998, the Company had $846,366 available under the facility. At December 31, 1997, the Company had an outstanding balance of $880,000 borrowed under the line of credit.

NOTE 7.     SHAREHOLDERS' EQUITY

COMMON STOCK

On February 20, 1998, the Company consummated an underwritten public stock offering that was declared effective on February 17, 1998. The gross proceeds were $8,000,000, which consisted of 1,600,000 shares priced at $5.00 per share. The expenses of the stock offering (including the underwriters' fee, legal fees, accounting fees, blue sky fees, registration costs, printing and engraving costs, and other miscellaneous fees) were approximately $1,710,000. On April 2, 1998, the underwriters informed the Company of their intent to exercise an over-allotment option they had been granted to the extent of 50,000 shares, resulting in an additional $250,000 in gross proceeds. Net proceeds were approximately $6,540,000.

STOCK OPTIONS AND WARRANTS

As a result of the acquisition of AMBIA, each outstanding option ("AMBIA Stock Option") to purchase shares of AMBIA Common Stock under the former AMBIA Equity Incentive Plan (as defined in the Merger Agreement) was converted into an option ("Replacement Option") to acquire, on the same terms and conditions as were applicable under such AMBIA Stock Option, 4/45 of a share of Common Stock of the Company, at an exercise price of $1.69 per share with the same expiration date as each such AMBIA Stock Option. Replacement Options to purchase a total of 34,665 shares of the Company's Common Stock were granted to replace the previously granted AMBIA Stock Options. Pursuant to the Merger Agreement, each Replacement Option is to be treated as a non-qualified stock option and, if possible, as granted pursuant to the terms and conditions of the 1995 Plan and the AMBIA Stock Option agreement entered into by AMBIA and the participant in the AMBIA Equity Incentive Plan. The 34,665 shares of the Company's Common Stock underlying the outstanding Replacement Options are not included in the 2,011,000 shares presently authorized under the 1995 Stock Option Plan.

In April 1995, the Company's shareholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which (i) consolidated the Company's 1991 Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan and (ii) provided for the automatic grant of stock options to the members of the Compensation Committee of the Company's Board of Directors. A total of 2,011,000 shares of Common Stock have been authorized for issuance under options granted and to be granted under the 1995 Plan at exercise prices which will not be less than 100% of the fair market value of the underlying shares on the date of grant of the option. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under either the 1991 Incentive Stock Option Plan or the 1992 Non-Qualified Stock Option Plan. Options granted under the 1995 Plan are exercisable until the earlier of ten years from the date of grant or one month after termination of employment.

During 1987, the Board of Directors adopted a Stock Warrant Purchase Plan. The stock subject to this plan is authorized but unissued shares of Common Stock. On January 1, 1997, the Stock Warrant Purchase Plan expired. Outstanding warrants for the right to purchase shares of Common Stock consisted of 4,666 shares as of December 31, 1997.

As of December 31, 1998, the Company had reserved a total of approximately 1,682,747 shares of Common Stock for future issuance upon the exercise of stock options.

A summary of option activity under the 1995 Plan, the Predecessor Plans, and the former AMBIA Equity Incentive Plan is presented below:

                                                                          Weighted Average
                                            Number of     Option Price      Option Price
                                             Shares         Per Share         Per Share
                                          ------------------------------------------------
Outstanding at December 31, 1996             655,134      $1.085-$7.875         $3.342
  Granted                                    548,817      $7.063-$11.188        $9.116
  Exercised                                  (72,977)     $1.085-$10.313        $3.322
  Expired/Canceled                           (40,949)     $1.690-$11.188        $5.299
                                          --------------------------------------------
Outstanding at December 31, 1997           1,090,025      $1.085-$11.000        $5.956
  Granted                                  1,232,988      $2.250-$9.500         $4.450
  Exercised                                  (55,477)     $1.085-7.063          $3.072
  Expired/Canceled                        (1,231,744)     $1.090-$11.000        $6.636
                                          --------------------------------------------
Outstanding at December 31, 1998           1,035,792      $1.085-$11.000        $3.563
                                          --------------------------------------------
Exercisable, December 31, 1997               637,787      $1.085-$11.000        $4.620
Exercisable, December 31, 1998               570,996      $1.085-$9.250         $3.210

                          Outstanding and Exercisable by Price Range as of 12/31/98
                                                Options Outstanding               Options Exercisable
             Range of          Number         Weighted        Weighted           Number         Weighted
      Exercise Prices     Outstanding          Average         Average      Exercisable          Average
                                As of        Remaining        Exercise            As of         Exercise
                             12/31/98      Contractual           Price         12/31/98            Price
                                                  Life
   -----------------------------------------------------------------------------------------------------
   $1.0850     $2.2000         229,520             5.01          $1.598          221,528          $1.595
   $2.2500     $2.6250          75,613             6.73          $2.557           31,113          $2.570
   $2.8750     $2.8750         358,899             8.77          $2.875           45,094          $2.875
   $3.4219     $7.0000         256,218             4.77          $4.079          233,052          $4.134
   $7.0630    $11.0000         115,542             3.28          $9.121           40,209          $7.211
                             ---------             ----          ------          -------          ------
   $1.0850    $11.0000       1,035,792             6.26          $3.563          570,996          $3.210


The Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation", effective for the Company's December 31, 1996, financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                            1998                  1997
                                            ----                  ----
Net loss as reported                    $(1,798,000)          $(3,465,000)
Pro forma compensation expense             (266,000)             (709,000)
                                        ------------          ------------
Pro forma net loss                      $(2,064,000)          $(4,174,000)


Net loss per share:

                                         1998                  1997
                                         ----                  ----
Basic, as reported                      $(0.42)               $(1.39)
Basic, pro forma                        $(0.49)               $(1.67)
Diluted, as reported                    $(0.42)               $(1.39)
Diluted, pro forma                      $(0.49)               $(1.67)


The weighted average fair value of options granted in 1998 and 1997 was $3.93 and $5.37, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998 and 1997: no dividend yield and expected life of five years, and expected volatility of 56 percent and 63 percent for 1998 and 1997, respectively. The risk-free interest rate for 1998 and 1997 was
5.5 percent and 6.0 percent, respectively.

In July 1998 outstanding options with exercise prices in excess of $3.50 per share, held by employees other than executives and directors, were amended to provide for an exercise price of $3.50 per share. In December 1998 outstanding options with exercise prices in excess of $2.875 per share, held by employees including certain executives, were amended to provide for an exercise price of $2.875 per share. All other terms of the existing options remained unchanged. A total of 508,000 options were amended in 1998. Also in December 1998, the Board of Directors offered to amend options held by certain other executives to provide for an exercise price of $2.875 per share in exchange for the cancellation of 25 percent of the adjusted options. In February and March 1999, approximately 115,000 shares were exchanged pursuant to this offer for 86,000 shares with an exercise price of $2.875.

In May 1998, the Company issued a warrant with an estimated fair value of $55,000 to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share in exchange for certain investor relations services to be provided through 2001. As of December 31, 1998, these warrants had not been exercised.

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

The future payments of capital lease obligations as of December 31, 1998, are as follows:

1999                                             $ 6,152
Less amounts representing interest                   (52)
                                                 --------
Present value of minimum lease payments            6,100
Less current portion                              (6,100)
                                                 --------
Long term portion                                $     -
                                                 ========

OPERATING LEASES

The Company has entered into a lease for its corporate headquarters facility in Fairfax, Virginia. This lease originally expired on July 31, 1998 ("Base Lease") but was renewed in November 1997 and now expires on July 31, 2003. Under the terms of the Base Lease, the landlord provided various incentives, which have been deferred and classified as deferred rent in the accompanying consolidated balance sheets. These amounts have been amortized over the life of the Base Lease.

Upon the completion of the AMBIA acquisition in July 1997, the Company assumed responsibility for the lease of its office in Mountain View, California. This lease originally expired on May 31, 1998, but was renewed in March 1998 and now expires on May 31, 2001.

Future minimum lease payments under non-cancelable leases as of December 31, 1998 are as follows:

      Year                 Amount
      ----                --------
      1999                $742,000
      2000                 764,000
      2001                 674,000
      2002                 613,000
      2003                 363,000
                        ----------
                        $3,156,000
                        ==========

Rent expense charged to operations for the years ended December 31, 1998 and 1997 amounted to $590,000 and $370,000, respectively.

CONTINGENCIES

Costs charged to cost type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after September 30, 1991. Currently, audits for years prior to 1995 are being conducted, and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

NOTE 9.     EMPLOYEE BENEFIT PLAN

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 10% of the employee's contribution to the Benefit Plan and totaled approximately $51,000 in 1998 and $41,000 in 1997. In addition to the aforementioned contributions, the Company, at the sole discretion of its Board of Directors, may make profit-sharing contributions to the Benefit Plan. No contributions were made in 1998 or 1997.

As adopted by the Company and approved by its shareholders in May 1997, the Company established an employee stock purchase plan for all eligible employees to purchase shares of its Common Stock at 85% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Employee Stock Purchase Plan authorizes up to 200,000 shares to be issued. During fiscal 1998 and 1997, shares totaling 31,269 and 9,852,


                                     -34
respectively, were issued under the plan at a weighted average price of $3.23 and $7.54 per share, respectively. At December 31, 1998, 158,879 shares were reserved for future issuance.

NOTE 10.    RELATED-PARTY TRANSACTIONS

The Company incurred management consulting fees of approximately $220,000 and $210,000 in 1998 and 1997, respectively, for services rendered by certain directors of the Company. Amounts payable for these services to companies employing these directors were $15,000 and $17,500 at December 31, 1998 and 1997, respectively.

In October 1996, the Company executed a note receivable from an officer and shareholder for $70,000 due on September 30, 1999 with quarterly interest payments at an annual rate of 1% over prime (approximately 9.25% at December 31, 1998) adjusted quarterly.

In 1998 the Company issued 5,988 shares of Common Stock valued at $55,000 (based on the market value on date of issuance) to members of the Board of Directors in consideration for their services. In 1998 the Company repurchased 5,000 common shares from the departing Chief Executive Officer for $25,000. These shares were recorded at $17,000 (quoted market price on date of repurchase).

NOTE 11.    SEGMENT REPORTING

In 1998, Infodata adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131 the Company has determined that it operates in three segments: (1) Solutions, (2) Proprietary Products, and (3) Third Party Products.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." In 1998 Infodata evaluated its Solutions segment on the basis of revenues less direct costs. The Proprietary and Third Party Products segments are evaluated on the basis of revenues less direct costs and indirect costs are not allocated to these segments to evaluate performance. In 1997, the Company did not evaluate its operations on an individual segment basis. For comparative purposes, the Company has prepared segment information on the basis used in 1998. However, because of changes in which the Company accumulated management information, it was determined to be impractical to determine that portion of indirect costs applicable to the Solutions segment. The Company does not internally report assets on a segment basis.

The table below presents information about reported segments for the years ending December 31, 1997 and 1998, as well as reconciliation to reported loss before income taxes.

                                                               1998
                           --------------------------------------------------------------------
                                    Solutions      Third Party      Proprietary       Total
                                                     Products       Products
                           --------------------------------------------------------------------
Revenues                           $ 6,322,000     $ 3,677,000     $ 4,243,000     $14,242,000
Direct costs                         2,991,000       3,240,000         171,000       6,402,000
Indirect costs                       2,251,000               -               -       2,251,000
                                   -----------     -----------     -----------     ------------
Segmental profit                     1,080,000         437,000       4,072,000       5,589,000
                                   ===========     ===========     ===========     ============
Research and development                                                            (1,765,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                        (5,812,000)

Interest net                                                                           190,000
                                                                                   ------------
Loss before income taxes                                                           $(1,798,000)
                                                                                   ============

                                                               1997
                           --------------------------------------------------------------------
                                    Solutions      Third Party      Proprietary       Total
                                                     Products       Products
                           --------------------------------------------------------------------
Revenues                           $ 5,549,000     $ 1,915,000     $ 3,180,000     $10,644,000
Direct costs                         2,687,000       1,622,000         221,000       4,530,000
Indirect costs                               -               -               -               -(1)
                                   -----------     -----------     -----------     ------------
Segmental profit                     2,862,000(1)      293,000       2,959,000       6,114,000
                                   ===========     ===========     ===========     ============
Research and development                                                            (2,472,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                        (7,131,000)

Interest net                                                                            19,000
                                                                                   ------------
Loss before income taxes                                                           $(3,470,000)
                                                                                   ============

(1) As noted above, segmental profit for Solutions in 1997 does not include an allocation of indirect costs. Accordingly, this amount is not considered to be comparable to the segmental profit for Solutions in 1998. #68133