Form 10QSB
period 1999-03-31
INFODATA SYSTEMS INC
filed 1999-05-11
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1999

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-10416

             ----------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on May 5, 1999 as reported on the Nasdaq Small Cap market, was approximately $7,337,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,532,952 on May 5, 1999.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                       Page(s)
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Statements of Operations                     3
                        Three Months Ended March 31, 1999 and 1998

                  Condensed Consolidated Balance Sheets                     4
                        March 31, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows                     5
                        Three Months Ended March 31, 1999 and 1998

                  Notes to Consolidated Financial Statements            6 - 7

      Item 2.     Management's Discussion and Analysis                 8 - 13


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                                 13

PART I.     FINANCIAL INFORMATION

ITEM 1.
                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------------
                                                           1999             1998
                                                        ---------------------------
Revenues                                                 $ 3,390          $ 2,910

Cost of revenues                                           2,170            1,772

Gross profit                                               1,220            1,138

Operating expenses:
  Research and development                                   235              604
  Selling, general and administrative                      1,256            1,275
                                                           1,491            1,879

Operating loss                                              (271)            (741)

Interest income                                               50               49
Interest expense                                              --              (13)

Net loss                                                 $  (221)         $  (705)
                                                         ========         ========

  Net loss per share:
    Basic                                                $ (0.05)         $ (0.20)
                                                         ========         ========
    Diluted                                              $ (0.05)         $ (0.20)
                                                         ========         ========

Weighted average shares outstanding                        4,525            3,477
                                                         ========         ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                March 31,      December 31
                                                                  1999             1998
                                                               ---------------------------
ASSETS
Current assets
  Cash and cash equivalents                                    $  1,123         $  2,200
  Short-term investments                                          3,293            2,673
  Accounts receivable, net of allowance of $144 and $95           2,412            2,356
  Other current assets                                              140              166
                                                               ---------        ---------
    Total current assets                                          6,968            7,395
                                                               ---------        ---------
Property and equipment, at cost:
  Furniture and equipment                                         2,920            2,861
  Less accumulated depreciation and amortization                 (2,549)          (2,442)
                                                               ---------        ---------
                                                                    371              419

Goodwill, net of accumulated amortization of $1,040 and $899      2,657            2,798
                                                               ---------        ---------
Other assets                                                      165                171
                                                               ---------        ---------
Total assets                                                   $ 10,161         $ 10,783
                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                             $    545         $    786
  Accrued expenses                                                  970            1,092
  Deferred revenue                                                1,003            1,152
                                                               ---------        ---------
    Total current liabilities                                     2,518            3,030

Shareholders' equity

  Common stock                                                      135              135
  Additional paid-in capital                                     19,659           19,548
  Accumulated deficit                                           (12,151)         (11,930)
                                                               ---------        ---------
    Total shareholders' equity                                    7,643            7,753
                                                               ---------        ---------
Total liabilities and shareholders' equity                     $ 10,161         $ 10,783
                                                               =========        =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar Amounts in Thousands)

                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  1999             1998
                                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $  (221)          $  (705)
Adjustments to reconcile net loss to cash used in
operating activities:
  Equity stock compensation                                         35                --
  Depreciation and amortization                                    102                97
  Goodwill and other intangible amortization                       141               143
  Increase in allowance for doubtful accounts                       49                --
Changes in operating assets and liabilities:
  Accounts receivable                                             (105)              567
  Other assets                                                      32               168
  Accounts payable                                                (241)           (1,130)
  Accrued expenses                                                 (56)              (72)
  Deferred revenue                                                (149)               (3)
                                                               --------          --------
    Net cash used in operating activities                         (413)             (935)
                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net                            (54)             (31)
Purchases of short-term investments                              (2,300)              --
Proceeds from maturity of short-term investments                  1,680               --
                                                               --------          --------
Net cash used in investing activities                              (674)             (31)
                                                               --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations                                (6)              (8)
Net repayments from short-term debt                                  --             (880)
Issuance of common stock                                             16            6,779
  Net cash provided by financing activities                          10            5,891
                                                               --------          --------
Net (decrease) increase  in cash and cash equivalents            (1,077)           4,925
  Cash and cash equivalents at beginning of period                2,200              284
                                                               --------          --------
Cash and cash equivalents at end of period                      $ 1,123          $ 5,209
                                                               ========          ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1) REVENUE RECOGNITION - The Company recognizes revenue from software licenses under Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 98-4"). Under SOP 97-2 and SOP 98-4, the Company recognizes revenue from software licenses upon delivery of the software product to the customer or upon customer acceptance, if a trial period exists. Revenues from post contract support, including revenue bundled with the initial license fee, are recognized ratably over the period that customer support services are provided. Software service revenue is recognized as performed. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

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

3) NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions." The Company does not anticipate that the adoption of SOP 98-9 will have a material impact on the Company's revenue recognition practices.


NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 2000. The Company did not have any borrowings under the line of credit as of March 31, 1999.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $0 and $13,000 for the three-month periods ended March 31, 1999 and 1998, respectively. No cash was paid for income tax in either period.


NOTE E - RISKS AND UNCERTAINTIES

The Company's operations are subject to certain risks and uncertainties. This includes the uncertainty of future operating results, fluctuations in quarterly results, a change in the mix of products and services, a decline in INQUIRE/Text sales, lengthy sales and implementation cycles, rapid technological changes and product obsolescence, both technical hiring and market competition, risks associated with sales channels, and a dependence on government contracts and security clearances.


NOTE F - SEGMENT REPORTING

The table below presents information about reported segments for the three months ended March 31, 1999 and 1998, as well as a reconciliation to reported loss before income taxes.

                                                                 March 31, 1999
                                        ---------------------------------------------------------------
                                          Solutions      Third Party      Proprietary          Total
                                                          Products          Products
                                        ---------------------------------------------------------------
Revenues                                $ 1,861,000      $   391,000      $ 1,138,000      $ 3,390,000
Direct costs                                823,000          387,000           45,000        1,255,000
Indirect costs                              710,000                -                -          710,000
                                        ------------     ------------     ------------     ------------
Segmental profit                        $   328,000      $     4,000      $ 1,093,000        1,425,000
                                        ============     ============     ============     ============
Research and development                                                                      (235,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                                (1,461,000)
Interest income                                                                                 50,000
                                                                                           ------------
Loss before income taxes                                                                   $  (221,000)
                                                                                           ============


                                                                 March 31, 1998
                                        ---------------------------------------------------------------
                                          Solutions      Third Party      Proprietary          Total
                                                          Products          Products
                                        ---------------------------------------------------------------
Revenues                                $ 1,892,000      $   223,000      $   795,000      $ 2,910,000
Direct costs                                845,000          210,000           23,000        1,078,000
Indirect costs                              499,000                -                -          499,000
                                        ------------     ------------     ------------     ------------
Segmental profit                        $   548,000      $    13,000      $   772,000        1,333,000
                                        ============     ============     ============     ============
Research and development                                                                      (604,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                                (1,470,000)
Interest income - net                                                                           36,000
                                                                                           ------------
Loss before income taxes                                                                   $  (705,000)
                                                                                           ============

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

COMPANY OVERVIEW

The Company provides consulting services, systems integration, and products in the area of knowledge management. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are consulting services and training (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, consulting services surrounding the implementation of the Company's Proprietary Products and Third Party Products, and other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Re:mark, Virtual File Cabinet, Aerial, Signet and their associated maintenance. Third Party Products include software and hardware primarily with some related services. For the three months ended March 31, 1999, Solutions accounted for 55% of total revenue, Proprietary Products accounted for 34%, and Third Party Products accounted for the remaining 11%.

The Company is in the process of implementing a business strategy focused on providing consulting services and systems integration in the area of knowledge management. The Company's other business lines are also being refocused to support the core consulting services business.

Over the past five years, the Company has worked to reposition itself from a supplier of mainframe products and services to a solutions-based provider of services, systems integration, mainframe software and web-based software in the area of knowledge management. Starting in mid-1998, the Company identified consulting as its primary area of focus. The Company anticipates that the benefit of the renewed focus will not be fully realized until at least the latter part of 1999. One goal of this renewed focus is to maximize the synergy among the three lines of business. A number of the Company's sales transactions in 1998 involved consulting projects supported by third party sales. In 1999, the Company anticipates that it will continue to pursue these types of complementary transactions.

In December 1997, the Company entered into two agreements with Adobe Systems, Inc. ("Adobe") to modify certain of the Company's proprietary technologies so that they can be incorporated into future Adobe products and to cross license the resultant technologies. Under these agreements, Infodata received license fees in the amount of $1 million and approximately $900,000 in consulting fees to modify the technologies. The Company recognized revenue due under this agreement in the amount of $567,000 during the quarter ended March 31, 1999 when all contractual obligations related to the completion of the contract were completed.

Starting in 1996, the Company began to invest in the development of the Virtual File Cabinet ("VFC") software product. Development intensified in 1997, and the product was introduced to the market in 1997. Refinements to the product continued through the first half of 1998. During the latter half of 1998, the Company determined that the revenue and profits generated by the VFC product could not justify the Company's continued emphasis on it. As a result, the sales, marketing and development effort related to VFC was decreased. Research and development expenditures were also reduced. Based on this, and the growth potential of the consulting business, Infodata refocused its strategy towards its consulting and systems integration businesses. Portions of VFC were embedded in the product licensed to Adobe Systems. Other than this, the Company has forecasted no revenue for the VFC product in 1999. The Company continues to support its plug-in based products, Compose, Aerial and Signet. On February 9, 1999, the Company announced the release of an upgraded version of Compose.

At March 31, 1999, the Company had a net operating loss ("NOL") carryforwards for income tax reporting purposes aggregating approximately $9,929,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in 1997, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

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

Deferred revenue at March 31, 1999 was $1,003,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

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


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998


REVENUES

Total revenue increased by $480,000, or 16%, from $2,910,000 for the three months ended March 31, 1998 to $3,390,000 for the three months ended March 31, 1999. The Company derived revenues from three segments, Solutions, Proprietary Products and Third Party Products. The Solutions segment includes consulting services for both commercial and government customers along with training. Proprietary Products include the Company's plug-in software products and INQUIRE/Text product sales and their related maintenance. Third Party Products includes both software and hardware sold to government and commercial entities. Revenues from Solutions decreased by $31,000, or 2%, from $1,892,000 for the three months ended March 31, 1998 to $1,861,000 for the three month period ended March 31, 1999. The decrease was due to a decline in training revenue of $81,000 partially offset by an increase in consulting services of $50,000. Consulting services for the quarter ended March 31, 1999, increased by 3% over the same quarter in 1998. Proprietary Product revenue increased by $343,000, or 43% from $795,000 for the three months ended March 31, 1998 to $1,138,000 for the three months ended March 31, 1999. The increase was due to a one-time $500,000 license fee from Adobe partially offset by declines in INQUIRE maintenance revenue and INQUIRE/Text software sales. The Company expects that INQUIRE/Text-related revenue will continue to decline over time as customers move applications off mainframes. Third Party Product sales are undertaken on both a stand-alone basis and as a way to attract consulting business. Third Party Product revenue increased by $168,000, or 75%, from $223,000 for the three months ended March 31, 1998 to $391,000 for the three months ended March 31, 1999.

GROSS PROFIT

Gross profit increased by $82,000, or 7%, from $1,138,000 for the three months ended March 31, 1998 to $1,220,000 for the three months ended March 31, 1999. This increase was due primarily to the increase in revenue.

Gross margin as a percent of revenues decreased from 39% for the three months ended March 31, 1998 to 36% for the three months ended March 31, 1999. The decrease was due to the growth in Third Party Product sales, which have a smaller gross margin than Solutions or Proprietary Products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $369,000, or 61%, from $604,000 for the three months ended March 31, 1998 to $235,000 for the three months ended March 31, 1999. The decrease was due to the conclusion in 1998 of development on the Company's Virtual File Cabinet (VFC) product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $19,000, or 1%, from $1,275,000 for the three months ended March 31, 1998 to $1,256,000 for the three months ended March 31, 1999. The decrease was due to reductions in sales and marketing expenditures associated with the Company's VFC product.

INTEREST INCOME AND EXPENSE

Net interest income increased $14,000 or 39%, from $36,000 for the three months ended March 31, 1998 to $50,000 for the three months ended March 31, 1999. The increase was due to higher average cash balances and short-term investments during the first quarter of 1999 than during the first quarter of 1998. In addition, there were no borrowings during the three months ended March 31, 1999. For the three-month period ended March 31, 1998, interest expense of $13,000 was incurred. Cash, cash equivalents, and short-term investment balances increased significantly as the result of a public stock offering in February 1998. The Company invested in short-term money market instruments and commercial paper.

NET LOSS

Net loss decreased $484,000, from $705,000 for the three months ended March 31, 1998 to $221,000 for the three months ended March 31, 1999. The decrease was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, The Company had cash, cash equivalents and short-term investments of $4,416,000 and a working capital surplus of $4,450,000. The Company had no borrowings as of March 31, 1999. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS")for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. This facility expires in April 2000. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements. During the first quarter of 1998, the Company paid off the line of credit in full and has not borrowed against it since then.

Net cash used in operating activities for the three months ended March 31, 1999 of $413,000 was due to the Company's net loss for the period of $221,000, an increase in accounts receivable of $105,000, and a decrease in accounts payable, accrued expenses and deferred revenue of $446,000, partially offset by non-cash items of depreciation and amortization expenses of $243,000, equity stock compensation of $35,000, and an increase in our allowance for doubtful accounts of $49,000.

Net cash used in investing activities for the three months ended March 31, 1999 of $674,000 was due to a net increase in short-term investments of $620,000 and the purchase of fixed assets of $54,000.

Net cash provided by financing activities for the three months ended March 31, 1999 of $10,000 was due to the issuance of common stock of $16,000, partially offset by payments made on capital lease obligations of $6,000.

Net cash flow from operating activities for the three months ended March 31, 1999 was not sufficient to fund the operations of the business. However, management believes that available working capital will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.


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

Part (1), identification, of the Year 2000 program has been substantially completed. Part (2), repair or replacement, has been substantially completed. The majority of all software and systems have been found to be Year 2000 compliant. For those systems not originally Year 2000 compliant, most significantly, the Company's accounting system, the Company received updated software which it has successfully installed and begun testing. Internal products were either developed to be Year 2000 compliant or have been upgraded for compliance. Part (3), testing, started during the quarter ended December 31, 1998. The Company anticipates that initial testing will conclude by June 30, 1999. Additional testing will continue after this time should it be warranted.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8 - K

(a)   EXHIBITS

            EXHIBIT NO.                           DOCUMENT

                27                         Financial Data Schedule



(b) REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three month period ended March 31, 1999.


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

                                                 INFODATA SYSTEMS INC.


                                                 BY: /s/STEVEN M. SAMOWICH
                                                     ---------------------
                                                     Steven M. Samowich
                                                     President and CEO

Date:   May 11, 1999

                                                 BY: /s/CHRISTOPHER P. DETTMAR
                                                     -------------------------
                                                     Christopher P. Dettmar
                                                     Chief Financial Officer