Form 10QSB
period 1999-06-30
INFODATA SYSTEMS INC
filed 1999-08-11
CIK 50420

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on July 30, 1999 as reported on the Nasdaq Small Cap market, was approximately $7,336,850. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,541,162 on July 30, 1999.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                       Page(s)
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Statements of Operations                     3
                    Three Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Operations                     4
                    Six Months Ended June 30, 1999 and 1998

                  Condensed Consolidated Balance Sheets                     5
                    June 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows                     6
                    Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements              7-9

      Item 2.     Management's Discussion and Analysis                   9-15


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                                 16

PART I.     FINANCIAL INFORMATION

ITEM 1.
                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                        ---------------------------
                                                           1999             1998
                                                        ---------------------------
Revenues                                                 $ 2,284          $ 3,666

Cost of revenues                                           1,955            2,461
                                                         --------         --------
Gross profit                                                 329            1,205
                                                         --------         --------
Operating expenses:
  Research and development                                   346              518
  Selling, general and administrative                      1,530            1,404
  Goodwill impairment                                      1,941               --
                                                         --------         --------
                                                           3,817            1,922
                                                         --------         --------

Operating loss                                            (3,488)            (717)

Interest income                                               58               65
Interest expense                                              --               (1)
                                                         --------         --------
Net loss                                                 $(3,430)         $  (653)
                                                         ========         ========

  Net loss per share:
    Basic                                                $ (0.76)         $ (0.15)
                                                         ========         ========
    Diluted                                              $ (0.76)         $ (0.15)
                                                         ========         ========

Weighted average shares outstanding                        4,534            4,460
                                                         ========         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                        ---------------------------
                                                           1999             1998
                                                        ---------------------------
Revenues                                                 $ 5,674          $ 6,576

Cost of revenues                                           4,125            4,234
                                                         --------         --------
Gross profit                                               1,549            2,342

Operating expenses:
  Research and development                                   581            1,122
  Selling, general and administrative                      2,786            2,679
  Goodwill impairment                                      1,941               --
                                                         --------         --------
                                                           5,308            3,801
                                                         --------         --------

Operating loss                                            (3,759)          (1,459)

Interest income                                              108              114
Interest expense                                              --              (14)
                                                         --------         --------

Net loss                                                 $(3,651)         $(1,359)
                                                         ========         ========
  Net loss per share:
    Basic                                                $ (0.81)         $ (0.34)
                                                         ========         ========
    Diluted                                              $ (0.81)         $ (0.34)
                                                         ========         ========

Weighted average shares outstanding                        4,529            3,965
                                                         ========         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                            (AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                                                June 30,       December 31
                                                                  1999             1998
                                                               ---------------------------
ASSETS

Current assets
  Cash and cash equivalents                                    $    851         $  2,200
  Short-term investments                                          3,192            2,673
  Accounts receivable, net of allowance of $66 and $95            1,465            2,356
  Other current assets                                              148              166
                                                               ---------        ---------
    Total current assets                                          5,656            7,395
                                                               ---------        ---------
Property and equipment, at cost:
  Furniture and equipment                                         3,012            2,861
  Less accumulated depreciation and amortization                 (2,633)          (2,442)
                                                               ---------        ---------
                                                                    379              419

Goodwill, net of accumulated amortization of $3,129 and $899        568            2,798

Other assets                                                        143              171
                                                               ---------        ---------
Total assets                                                   $  6,746         $ 10,783
                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $    701         $    786
  Accrued expenses                                                1,126            1,092
  Deferred revenue                                                  682            1,152
                                                               ---------        ---------
    Total current liabilities                                     2,509            3,030

Shareholders' equity
  Common stock                                                      135              135
  Additional paid-in capital                                     19,683           19,548
  Accumulated deficit                                           (15,581)         (11,930)
                                                               ---------        ---------
    Total shareholders' equity                                    4,237            7,753
                                                               ---------        ---------
Total liabilities and shareholders' equity                     $  6,746         $ 10,783
                                                               =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   INFODATA SYSTEMS INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                           (Amounts in Thousands)

                                            (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  1999             1998
                                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $(3,651)          $(1,359)
Adjustments to reconcile net loss to cash used in
operating activities:
  Equity stock compensation                                         38                --
  Depreciation and amortization                                    191               119
  Software amortization                                             --                21
  Goodwill impairment                                            1,941                --
  Goodwill and other intangible amortization                       289               285
  Provision for doubtful accounts                                  (29)               --
Changes in operating assets and liabilities:
  Accounts receivable                                              920              (344)
  Other assets                                                      46                41
  Accounts payable                                                 (85)             (336)
  Accrued expenses                                                  40               (15)
  Deferred revenue                                                (470)             (155)
  Deferred rent                                                     --               (16)
                                                               --------          --------
    Net cash used in operating activities                         (770)           (1,759)
                                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                               (151)              (27)
Purchases of short-term investments                             (3,489)           (2,986)
Proceeds from maturity of short-term investments                 2,970                --
                                                               --------          --------
    Net cash used in investing activities                         (670)           (3,013)
                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations                               (6)              (14)
Net repayments from short-term debt                                 --              (880)
Issuance of common stock                                            97             6,906
                                                               --------          --------
    Net cash provided by financing activities                       91             6,012
                                                               --------          --------

Net (decrease) increase  in cash and cash equivalents           (1,349)            1,240

Cash and cash equivalents at beginning of period                 2,200               284
                                                               --------          --------
Cash and cash equivalents at end of period                     $   851           $ 1,524
                                                               ========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - GOODWILL IMPAIRMENT

In July 1997, the Company purchased AMBIA Corporation ("Mountain View") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999, Mountain View did not achieve its forecasted revenues for its DCS product. In addition, during the second quarter of 1999 the Company decided to close its Mountain View office. Accordingly, based on these events, the Company determined that Mountain View would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for Mountain View. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"), the Company evaluated the recoverability of the carrying value of the goodwill related to the AMBIA Corporation acquisition. Based on this assessment, it was determined that the anticipated future undiscounted cash flows from Mountain View activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. Such change has been reflected in the accompanying Statement of Operations.

NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 2000. The Company did not have any borrowings under the line of credit as of June 30, 1999.

NOTE D - RISKS AND UNCERTAINTIES

The Company's operations are subject to certain risks and uncertainties. This includes the uncertainty of future operating results, fluctuations in quarterly results, a change in the mix of products and services, a decline in INQUIRE/Text sales, the Company's focus on consulting services and the related lengthy sales cycle, rapid technological changes and product obsolescence, both technical hiring and market competition, and a dependence on government contracts and security clearances.

NOTE E - SEGMENT REPORTING

The table below presents information about reported segments for the three and six months ended June 30, 1999 and 1998, as well as a reconciliation to the reported loss before income taxes.

                                                       Three Months Ended June 30, 1999
                                        ---------------------------------------------------------------
                                          Solutions      Third Party      Proprietary          Total
                                                          Products          Products
                                        ---------------------------------------------------------------
Revenues                                $ 1,286,000      $   470,000      $   528,000      $ 2,284,000
Direct costs                                674,000          446,000           36,000        1,156,000
Indirect costs                              831,000               --               --          831,000
                                        ------------     ------------     ------------     ------------
Segmental profit (loss)                 $  (219,000)     $    24,000      $   492,000          297,000
                                        ============     ============     ============     ------------
Research and development                                                                      (346,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                                (1,498,000)
Goodwill impairment                                                                         (1,941,000)
Interest income                                                                                 58,000
                                                                                           ------------
Loss before income taxes                                                                   $(3,430,000)
                                                                                           ============


                                                       Three Months Ended June 30, 1998
                                        ---------------------------------------------------------------
                                          Solutions      Third Party      Proprietary          Total
                                                          Products          Products
                                        ---------------------------------------------------------------
Revenues                                $ 1,528,000      $ 1,209,000      $   929,000      $ 3,666,000
Direct costs                                789,000        1,052,000           70,000        1,911,000
Indirect costs                              588,000               --               --          588,000
                                        ------------     ------------     ------------     ------------
Segmental profit                        $   151,000      $   157,000      $   859,000        1,167,000
                                        ============     ============     ============     ------------
Research and development                                                                      (518,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                                (1,366,000)
Interest income - net                                                                           64,000
                                                                                           ------------
Loss before income taxes                                                                   $  (653,000)
                                                                                           ============


                                                        Six Months Ended June 30, 1999
                                        ---------------------------------------------------------------
                                          Solutions      Third Party      Proprietary          Total
                                                          Products          Products
                                        ---------------------------------------------------------------
Revenues                                $ 3,147,000      $   861,000      $ 1,666,000      $ 5,674,000
Direct costs                              1,497,000          833,000           81,000        2,411,000
Indirect costs                            1,541,000               --               --        1,541,000
                                        ------------     ------------     ------------     ------------
Segmental profit                        $   109,000      $    28,000      $ 1,585,000        1,722,000
                                        ============     ============     ============     ------------
Research and development                                                                      (581,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                                (2,959,000)
Goodwill impairment                                                                         (1,941,000)
                                                                                           ------------
Interest income                                                                                108,000
                                                                                           ------------
Loss before income taxes                                                                   $(3,651,000)
                                                                                           ============

                                                        Six Months Ended June 30, 1998
                                        ---------------------------------------------------------------
                                          Solutions      Third Party      Proprietary          Total
                                                          Products          Products
                                        ---------------------------------------------------------------
Revenues                                $ 3,420,000      $ 1,432,000      $ 1,724,000      $ 6,576,000
Direct costs                              1,634,000        1,262,000           94,000        2,990,000
Indirect costs                            1,087,000               --               --        1,087,000
                                        ------------     ------------     ------------     ------------
Segmental profit                        $   699,000      $   170,000      $ 1,630,000      $ 2,499,000
                                        ============     ============     ============     ------------
Research and development                                                                    (1,122,000)
Other costs not allocated to
  segments, primarily selling,
  general and administrative                                                                (2,836,000)
Interest income - net                                                                          100,000
                                                                                           ------------
Loss before income taxes                                                                   $(1,359,000)
                                                                                           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS RELATING TO PRODUCT DEVELOPMENT, FUTURE CONTRACTS, REVENUE, THE ADEQUACY OF WORKING CAPITAL, AND YEAR 2000 ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCT AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

COMPANY OVERVIEW

The Company provides consulting services, systems integration, and products in the area of knowledge management. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are consulting services and training (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Re:mark, Aerial, Signet and their associated maintenance. Third Party Products include software and hardware primarily with some related services. For the three months ended June 30, 1999, Solutions accounted for 56% of total revenue, Proprietary Products accounted for 23%, and Third Party Products accounted for the remaining 21%.

Starting in the third quarter of 1998, the Company identified consulting as its primary area of focus. Consulting does not involve the same amount of investment risk as product development, and it provides expanded opportunities for revenue growth. During the first half of 1999, the Company added six experienced sales and marketing personnel whose primary focus is to increase revenue from consulting. Given the three to nine month sales cycle for the Company's consulting services, Infodata does not expect to fully realize the benefits of this expansion until the latter part of 1999 and beyond. As of

June 30, 1999, the sales group has created a pipeline of prospective business that has helped to validate the Company's consulting strategy.

In addition to the sales start-up phase, revenue for the quarter ended June 30, 1999 was also impacted by the de-emphasis on the types of revenue that are not complementary to Infodata's core consulting business. Specifically, the Company decided to no longer actively pursue Third Party Product sales that do not produce related consulting revenue. This resulted in a significant decline in revenue and the associated costs of revenue during the second quarter of 1999. A similar decision was made about training. The Company views its training as an area to complement its consulting. During the second quarter, certain training resources were reduced or transferred to the consulting group. Management believes the realignment of resources affecting Third Party Products and training reduced second quarter 1999 revenues compared to the same quarter in 1998, but will have a positive long-term effect. Among the benefits the Company anticipates from its focus on its consulting business are higher operating margins along with a reduction in product development costs.

The Company has also made the decision to invest in technical personnel where management anticipates an increase in consulting revenue by the end of the year. Since January 1999, 11 technical personnel have been hired and trained. This had a negative impact on the Company's technical staff utilization measurement during the second quarter. However, management believes this is a necessary cost to incur in order to grow the consulting business.

In December 1997, the Company entered into two agreements with Adobe Systems, Inc. ("Adobe") to modify certain of the Company's proprietary technologies so that they can be incorporated into future Adobe products and to cross license the resultant technologies. Under these agreements, Infodata received license fees in the amount of $1 million and approximately $900,000 in consulting fees to modify the technologies. The Company recognized revenue due under this agreement in the amount of $567,000 during the quarter ended March 31, 1999 when all contractual obligations related to the contract were completed.

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

At June 30, 1999, the Company had a net operating loss ("NOL") carryforwards for income tax reporting purposes aggregating approximately $13,359,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in 1997, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

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

Deferred revenue at June 30, 1999 was $682,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

The components of the Company's cost of revenue depend on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs such as travel and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the cost of revenue includes shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation.

Future operating results will depend on many factors, including the demand for the Company's services, the effectiveness of the Company's efforts to integrate various product frameworks it has developed or acquired and to achieve the desired levels of sales from such product framework integration, the level of service and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer purchases and implementations, the budget cycles of the Company's customers, the ability of the Company to develop and market new service and product framework offerings and control costs, and general domestic economic and political conditions.

In July 1997, the Company purchased AMBIA Corporation ("Mountain View") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999, Mountain View did not achieve its forecasted revenues for its DCS product. In addition, during the second quarter of 1999 the Company decided to close its Mountain View office. Accordingly, based on these events, the Company determined that Mountain View would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for Mountain View. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"), the Company evaluated the recoverability of the carrying value of the goodwill related to the AMBIA Corporation acquisition. Based on this assessment, it was determined that the anticipated future undiscounted cash flows from Mountain View activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. Such change has been reflected in the accompanying Statement of Operations.

THREE MONTHS  ENDED JUNE 30, 1999  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

REVENUES

Total revenue decreased by $1,382,000, or 38%, from $3,666,000 for the three months ended June 30, 1998 to $2,284,000 for the three months ended June 30, 1999. The Company derived revenues from three segments, Solutions, Proprietary Products and Third Party Products. The Solutions segment includes consulting services for both commercial and government customers along with training. Proprietary Products include the Company's plug-in software products and INQUIRE/Text product sales and their related maintenance. Third Party Products includes both software and hardware sold to government and commercial entities. Most of the revenue decrease for the quarter came from Third Party Products, which were de-emphasized during the second quarter. Third Party Product revenue decreased by $739,000, or 61%, from $1,209,000 for the three months ended June 30, 1998 to $470,000 for the three months ended June 30, 1999. Although this de-emphasis affected second quarter revenue and will affect future revenue, the Company expects that it will have a minimal impact on net income and cash flows due to the nominal gross margin of Third Party Products. Revenues from Proprietary Products also decreased during the quarter. Compared to the second quarter of 1998, they decreased $401,000, or 43%, from $929,000 for the three months ended June 30, 1998 to $528,000 for the three months ended June 30, 1999. The decrease was due to declines in INQUIRE maintenance revenue and INQUIRE/Text software sales of $202,000 and a decline in other software sales (principally VFC and Re:mark) of $189,000. The Company expects that INQUIRE/Text-related revenue will continue to decline over time as customers move applications off mainframes. The Company no longer licenses the VFC product to customers. Revenues from Solutions decreased by $242,000, or 16%, from $1,528,000 for the three months ended June 30, 1998 to $1,286,000 for the three month period ended June 30, 1999. This decrease was due to the completion of a non-recurring consulting agreement prior to the second quarter of 1999 related to the license with Adobe.

GROSS PROFIT

Gross profit decreased by $876,000, or 73%, from $1,205,000 for the three months ended June 30, 1998 to $329,000 for the three months ended June 30, 1999. This decrease was due primarily to the decrease in Proprietary Product revenue and Solutions revenue.

Gross margin as a percent of revenues decreased from 33% for the three months ended June 30, 1998 to 14% for the three months ended June 30, 1999. The decrease was due to the decrease in Proprietary Product and Solutions revenue. Specifically, there is a smaller base to allocate certain direct costs. As a result, the overall gross margin decreased.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $172,000, or 33%, from $518,000 for the three months ended June 30, 1998 to $346,000 for the three months ended June 30, 1999. The decrease was due to the Company's decision in the latter half of 1998 to discontinue further development on the Company's Virtual File Cabinet (VFC) product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $126,000, or 9%, from $1,404,000 for the three months ended June 30, 1998 to $1,530,000 for the three months ended June 30, 1999. The increase was due to the establishment and operation of a marketing department designed to increase consulting revenue.

GOODWILL IMPAIRMENT

As discussed above, the Company incurred a non-cash writedown of $1,941,000 in goodwill associated with the AMBIA acquisition.

INTEREST INCOME AND EXPENSE

Net interest decreased $6,000, or 9%, from $64,000 for the three months ended June 30, 1998 to $58,000 for the three months ended June 30, 1999. The decrease was due to lower average cash balances and short-term investments during the second quarter of 1999 than during the second quarter of 1998. There were no borrowings during the three months ended June 30, 1999. For the three-month period ended June 30, 1998, interest expense of $1,000 was incurred. Cash, cash equivalents, and short-term investment balances increased significantly as the result of a public stock offering in February 1998. The Company has invested its excess cash in short-term money market instruments and commercial paper.

NET LOSS

Net loss increased $2,777,000, from $653,000 for the three months ended June 30, 1998 to $3,430,000 for the three months ended June 30, 1999. The decrease was due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

Total revenue decreased by $902,000, or 14%, from $6,576,000 for the six months ended June 30, 1998 to $5,674,000 for the six months ended June 30, 1999. Most of the decrease came from a decline in Third Party Product revenue. Third Party Product revenue decreased $571,000, or 40%, from $1,432,000 from the six months ended June 30, 1998 to $861,000 for the six months ended June 30, 1999. The decrease was due to the de-emphasis of stand-alone Third Party Products. Revenue from Solutions decreased $273,000, or 8%, from $3,420,000 for the six months ended June 30, 1998 to $3,147,000 for the six months ended June 30, 1999. The decrease was due to the completion of a non-recurring consulting agreement during the first quarter of 1999 related to the license with Adobe. Proprietary Product revenue decreased by $58,000, or 3%, from $1,724,000 for the six months ended June 30, 1998 to $1,666,000 for the six months ended June 30, 1999. The decrease was due primarily to a decline in INQUIRE/Text maintenance revenue. The Company expects that INQUIRE/Text-related revenue will continue to decline over time as customers move applications off mainframes.

GROSS PROFIT

Gross profit decreased by $793,000, or 34%, from $2,342,000 for the six months ended June 30, 1998 to $1,549,000 for the six months ended June 30, 1999. The decrease in gross profit was due primarily to decreased revenue.

Gross margin as a percent of revenues decreased from 36% for the six months ended June 30, 1998 to 27% for the six months ended June 30, 1999. The decrease was due to a lower number of sales and higher unit sales costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $541,000, or 48%, from $1,122,000 for the six months ended June 30,1998 to $581,000 for the six months ended June 30, 1999. The decrease was due to the Company's decision to discontinue further development on the Company's VFC product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $107,000, or 4%, from $2,679,000 for the six months ended June 30, 1998 to $2,786,000 for the six months ended June 30, 1999. The increase was due to the establishment and operation of a marketing department designed to increase consulting revenue.

GOODWILL IMPAIRMENT

As discussed above, the Company incurred a non-cash writedown of $1,941,000 in goodwill associated with the AMBIA acquisition.

INTEREST INCOME AND EXPENSE

Net interest increased $8,000, or 8%, from $100,000 for the six months ended June 30, 1998 to $108,000 for the six months ended June 30, 1999. The increase was due to a $14,000 decrease in interest expense offset in part by an $8,000 decrease in interest income during the six months ended June 30, 1999. The Company had no borrowings during these six months. The Company invests only in short-term, highly liquid money market instruments.

NET LOSS

Net loss increased $2,292,000, from $1,359,000 for the six months ended June 30, 1998 to a net loss of $3,651,000 for the six months ended June 30, 1999. The increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $4,043,000 and a working capital surplus of $3,147,000. The Company had no borrowings as of June 30, 1999. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. This facility expires in April 2000. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements. During the first quarter of 1998, the Company paid off the line of credit in full and has not borrowed against it since then.

Net cash used in operating activities for the six months ended June 30, 1999 of $770,000 was due to the Company's net loss for the period of $3,651,000, and a decrease in deferred revenue of $470,000, partially offset by non-cash items of goodwill impairment, depreciation, and amortization expenses of $2,422,000, and an increase in accounts receivable of $920,000.

Net cash used in investing activities for the six months ended June 30, 1999 of $670,000 was due to a net increase in short-term investments of $519,000 and the purchase of fixed assets of $151,000.

Net cash provided by financing activities for the six months ended June 30, 1999 of $91,000 was due to the issuance of common stock of $97,000, partially offset by payments made on capital lease obligations of $6,000.

Net cash flow from operating activities for the three months ended June 30, 1999 was not sufficient to fund the operations of the business. However, management believes that available working capital will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's revenues, the technological advances and activities of competitors, and other factors. The Company is reviewing areas to reduce costs without impacting its ability to grow consulting revenue.

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

Part (1), identification, of the Year 2000 program has been substantially completed. Part (2), repair or replacement, has been substantially completed. The majority of all software and systems have been found to be Year 2000 compliant. For those systems not originally Year 2000 compliant, most significantly, the Company's accounting system, the Company received updated software, which it has successfully installed and tested. Internal products were either developed to be Year 2000 compliant or have been upgraded for compliance. Part (3), testing, started during the quarter ended December 31, 1998. The Company concluded initial testing in the period ended June 30, 1999. Virtually all internally-developed software products and the Company's accounting system have been successfully tested. The Company is in the process of reviewing code on past consulting projects where there may be Year 2000 compliance issues. Where possible, repairs are planned to be made during the third quarter. The Company also plans to evaluate any remaining issues by the end of the third quarter.

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

The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company completes the final evaluation part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company has not finalized its contingency plans. However, these plans will be developed as potential Year 2000 failures are identified in the final evaluation.

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


PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8 - K

EXHIBITS

(a)   EXHIBITS

            EXHIBIT NO.                           DOCUMENT

                27                         Financial Data Schedule

(b) REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three month period ended June 30, 1999.


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

Date:  August 11, 1999

                                                 BY: /s/CHRISTOPHER P. DETTMAR
                                                     -------------------------
                                                     Christopher P. Dettmar
                                                     Chief Financial Officer