Form 10QSB
period 1999-09-30
INFODATA SYSTEMS INC
filed 1999-11-12
CIK 50420

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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
                 None                              Not applicable

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK-$.03 PAR VALUE
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 1, 1999 as reported on the Nasdaq Small Cap market, was approximately $4,072,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,555,851 on November 1, 1999.

Transitional Small Business Disclosure Format:        Yes  [  ]       No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES




                                     INDEX

                                                                                                      Page (s)

PART I.   FINANCIAL INFORMATION
         Item 1.           Financial Statements (Unaudited)

                           Consolidated Statements of Operations                                         3
                              Three Months Ended September 30, 1999 and 1998

                           Consolidated Statements of Operations                                         4
                              Nine Months Ended September 30, 1999 and 1998

                           Condensed Consolidated Balance Sheets                                         5
                              September 30, 1999 and December 31, 1998

                           Consolidated Statements of Cash Flows                                         6
                              Nine Months Ended September 30, 1999 and 1998

                           Notes to Consolidated Financial Statements                                  7-9

         Item 2.           Management's Discussion and Analysis                                       9-16

PART II.   OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                             17


SIGNATURES                                                                                              17

PART I.  FINANCIAL INFORMATION

ITEM 1.


                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                    1999              1998
                                                                                 -----------       ------------

Revenues                                                                          $   2,444           $  3,842

Cost of revenues                                                                      1,940              2,659
                                                                                 -----------       ------------

Gross profit                                                                            504              1,183
                                                                                 -----------       ------------

Operating expenses:
     Research and development                                                            29                264
     Selling, general and administrative                                              1,353              1,469

                                                                                 -----------       ------------
                                                                                      1,382              1,733
                                                                                 -----------       ------------

Operating loss                                                                        (878)              (550)

Interest income                                                                          44                 71

                                                                                 -----------       ------------

Net loss                                                                          $   (834)           $  (479)
                                                                                 ===========       ============

     Net loss per share:

                          Basic                                                     $(0.18)          $  (0.11)
                                                                                 ===========       ============
                          Diluted                                                   $(0.18)          $  (0.11)
                                                                                 ===========       ============


Weighted average shares outstanding                                                   4,541             4,490
                                                                                 ===========       ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                    1999              1998
                                                                                 -----------       ------------
Revenues                                                                            $ 8,118          $  10,418

Cost of revenues                                                                      6,065              6,892
                                                                                 -----------       ------------

Gross profit                                                                          2,053              3,526
                                                                                 -----------       ------------

Operating expenses:
     Research and development                                                           620              1,387
     Selling, general and administrative                                              4,129              4,148
     Goodwill impairment                                                              1,941                 --
                                                                                 -----------       ------------
                                                                                      6,690              5,535
                                                                                 -----------       ------------

Operating loss                                                                      (4,637)            (2,009)

Interest income                                                                         152                185
Interest expense                                                                         --               (14)
                                                                                 -----------       ------------

Net loss                                                                           $(4,485)           $(1,838)
                                                                                 ===========       ============

     Net loss per share:

                          Basic                                                    $ (0.99)          $  (0.44)
                                                                                 ===========       ============
                          Diluted                                                  $ (0.99)          $  (0.44)
                                                                                 ===========       ============


Weighted average shares outstanding                                                   4,537             4,137
                                                                                 ===========       ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            1999              1998
                                                                       ----------------- ------------------
ASSETS
------
Current assets
       Cash and cash equivalents                                        $          639    $         2,200
       Short-term investments                                                    2,644              2,673
       Accounts receivable, net of allowance of $66 and $95                      1,422              2,356
       Other current assets                                                        158                166
                                                                      ----------------- ------------------
                 Total current assets                                            4,863              7,395
                                                                      ----------------- ------------------
Property and equipment, at cost:
       Furniture and equipment                                                   2,988              2,861
       Less accumulated depreciation and amortization                          (2,709)            (2,442)
                                                                      ----------------- ------------------
                                                                                   279                419

Goodwill, net of accumulated amortization of $3,199 and $899                       498              2,798


Other assets                                                                       149                171
                                                                      ----------------- ------------------

Total assets                                                            $        5,789    $        10,783
                                                                      ================= ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
       Accounts payable                                                 $          614    $           786
       Accrued expenses                                                          1,128              1,092
       Deferred revenue                                                            618              1,152
                                                                      ----------------- ------------------
                 Total current liabilities                                       2,360              3,030

Shareholders' equity
       Common stock                                                                135                135
       Additional paid-in capital                                               19,709             19,548
       Accumulated deficit                                                    (16,415)           (11,930)
                                                                      ----------------- ------------------
                 Total shareholders' equity                                      3,429              7,753
                                                                      ----------------- ------------------
Total liabilities and shareholders' equity                              $        5,789   $         10,783
                                                                      ================= ==================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             1999           1998
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(4,485)     $  (1,838)
   Adjustments to reconcile net loss to cash used in
   operating activities:
      Equity stock compensation                                                    43             --
      Depreciation and amortization                                               291            234
      Software amortization                                                        --             31
      Goodwill impairment                                                       1,941             --
      Goodwill and other intangible amortization                                  359            426
      Provision for doubtful accounts                                            (29)             --
   Changes in operating assets and liabilities:
      Accounts receivable                                                         963            467
      Other assets                                                                 54          (340)
      Accounts payable                                                          (172)          (917)
      Accrued expenses                                                             42             83
      Deferred revenue                                                          (534)            124
      Deferred rent                                                                --           (19)
                                                                         -------------  -------------

                  Net cash used in operating activities                       (1,527)        (1,749)
                                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (175)          (124)
   Purchases of short-term investments                                        (4,330)       (10,970)
   Proceeds from maturity of short-term investments                             4,359          8,500
                                                                         -------------   ------------

                         Net cash used in investing activities                  (146)        (2,594)
                                                                         -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                          (6)           (20)
   Net repayments from short-term debt                                             --          (880)
   Issuance of common stock                                                       118          6,934
                                                                         -------------   ------------

                   Net cash provided by financing activities                      112          6,034
                                                                         -------------   ------------
   Net (decrease) increase  in cash and cash equivalents                      (1,561)          1,691

   Cash and cash equivalents at beginning of period                             2,200            284
                                                                         -------------   ------------
   Cash and cash equivalents at end of period                              $      639      $   1,975
                                                                         =============   ============
   Supplemental disclosure of cash flows information:
     Non-cash investing activities:
     Acquisition of investment in exchange for property and
      equipment                                                          $        24              --


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - GOODWILL IMPAIRMENT

In July 1997, the Company purchased AMBIA Corporation ("Mountain View") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999, Mountain View did not achieve its forecasted revenues for its DCS product. In addition, during the second quarter of 1999 the Company decided to close its Mountain View office. Accordingly, based on these events, the Company determined that Mountain View would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for Mountain View. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" the Company evaluated the recoverability of the carrying value of the goodwill related to the AMBIA Corporation acquisition. Based on this assessment, it was determined that the anticipated future undiscounted cash flows from Mountain View activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. Such change has been reflected in the accompanying Statement of Operations.

NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 2000. The Company did not have any borrowings under the line of credit as of September 30, 1999.

NOTE D - RISKS AND UNCERTAINTIES
The Company's operations are subject to certain risks and uncertainties. This includes the uncertainty of future operating results, fluctuations in quarterly results, a change in the mix of products and services, a decline in INQUIRE/Text sales, the Company's focus on professional services and the related lengthy sales cycle, rapid technological changes and product obsolescence, both technical hiring and market competition, and a dependence on government contracts and security clearances.

NOTE E - SEGMENT REPORTING

The table below presents information about reported segments for the three and nine months ended September 30, 1999 and 1998, as well as a reconciliation to the reported loss before income taxes.


                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                   (AMOUNTS IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                    SOLUTIONS    THIRD PARTY       PROPRIETARY         TOTAL
                                                                  PRODUCTS          PRODUCTS
                                             ----------------- --------------- ------------------ ---------------
    Revenues                                         $  1,472        $    484           $    488        $  2,444
    Direct costs                                          810             451                 35           1,296
    Indirect costs                                        578              --                 --             578
                                                     --------        --------           --------        --------
    Segmental profit                                 $     84        $     33           $    453             570
                                                     ========        ========           ========        --------
    Research and development                                                                                (29)
    Other costs not allocated to                                                                         (1,419)
         segments, primarily selling,
         general and administrative

    Interest income                                                                                          44
                                                                                                        --------
    Loss before income taxes                                                                            $  (834)
                                                                                                        ========

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                   (AMOUNTS IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                    SOLUTIONS    THIRD PARTY       PROPRIETARY         TOTAL
                                                                  PRODUCTS          PRODUCTS
                                             ----------------- --------------- ------------------ ---------------
    Revenues                                         $  1,411       $   1,304       $      1,127        $  3,842
    Direct costs                                          703           1,188                 40           1,931
    Indirect costs                                        511              --                 --             511
                                                     --------        --------           --------        --------
    Segmental profit                                 $    197      $      116    $      1,087              1,400
                                                     ========        ========           ========        --------
    Research and development                                                                               (264)
    Other costs not allocated to                                                                         (1,686)
          segments, primarily selling,
          general and administrative
    Interest income - net                                                                                     71
                                                                                                        --------
    Loss before income taxes                                                                            $  (479)
                                                                                                        ========


                                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                   (AMOUNTS IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                    SOLUTIONS    THIRD PARTY       PROPRIETARY         TOTAL
                                                                  PRODUCTS          PRODUCTS
                                             ----------------- --------------- ------------------ ---------------
    Revenues                                         $  4,619         $ 1,345           $  2,154        $  8,118
    Direct costs                                        2,306           1,285                116           3,707
    Indirect costs                                      2,119              --                 --           2,119
                                                     --------        --------           --------        --------
    Segmental profit                                 $    194        $     60           $  2,038           2,292
                                                     ========        ========           ========        --------
    Research and development                                                                               (620)
    Other costs not allocated to                                                                         (4,368)
         segments, primarily selling,
         general and administrative
    Goodwill impairment                                                                                  (1,941)
    Interest income                                                                                          152
                                                                                                        --------
    Loss before income taxes                                                                            $(4,485)
                                                                                                        ========


                                                            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                   (AMOUNTS IN THOUSANDS)
                                             --------------------------------------------------------------------
                                                    SOLUTIONS    THIRD PARTY       PROPRIETARY         TOTAL
                                                                  PRODUCTS          PRODUCTS
                                             ----------------- --------------- ------------------ ---------------
    Revenues                                         $  4,831        $  2,736          $   2,851        $ 10,418
    Direct costs                                        2,337           2,450                134           4,921
    Indirect costs                                      1,597              --                 --           1,597
                                                        -----        --------           --------           -----
    Segmental profit                                 $    897       $     286          $   2,717       $   3,900
                                                     ========       =========          =========       ---------
    Research and development                                                                             (1,387)
    Other costs not allocated to                                                                         (4,522)
          segments, primarily selling,
          general and administrative
    Interest income - net                                                                                    171
                                                                                                        --------
    Loss before income taxes                                                                            $(1,838)
                                                                                                        ========

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

Company Overview

The Company provides its customers with complex information technology solutions in the area of Knowledge Management. The company specializes in creating solutions that are enabled for use over internal Intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Re:mark, Aerial, Signet and their associated maintenance. Third Party Products include software and hardware with some related services. For the three months ended September 30, 1999, Solutions accounted for 60% of total revenue, Proprietary Products accounted for 20%, and Third Party Products accounted for the remaining 20%.

Starting in the third quarter of 1998, the Company identified professional IT services as its primary area of focus. This business does not involve the same amount of investment risk as product development, and it provides the Company with greater opportunities for revenue growth. During the first half of 1999, the Company added nine experienced sales and marketing personnel whose primary focus is to increase revenue from Solutions. Given the three to nine month sales cycle for the Company's solutions contracts, Infodata does not expect to fully realize the benefits of this expansion until the latter part of 1999 and beyond. As of September 30, 1999, the sales group has created a pipeline of prospective business that has helped to validate the Company's Solutions strategy.

In addition to the sales start-up phase, revenue for the quarter ended September 30, 1999 was also impacted by the de-emphasis on the types of revenue that are not complementary to Infodata's core Solutions business. In the third quarter of 1998 the Company decided to no longer actively pursue Third Party Product sales that do not produce related services revenue and which historically provided nominal margin contributions. This resulted in a significant decline in both revenue and the associated costs of revenue for Third Party Products during the third quarter of 1999. A similar decision was made about training services. During the second quarter of 1999, certain training resources were either reduced or transferred to the Solutions group. Management believes the realignment of resources affecting Third Party Products and training reduced third quarter 1999 revenues compared to the same quarter in 1998, but will have a positive long-term effect. Among the benefits the Company anticipates from its focus on its Solutions business are higher operating margins, improved utilization of professional staff, and a reduction in product-related support costs.

The Company has also made the decision to invest in technical personnel where management anticipates an increase in professional service revenue by the end of the year. Since January 1999, 18 technical personnel have been hired and trained. This had a negative impact on the Company's technical staff utilization rates during the third quarter as these new hires were undergoing extensive training. However, management believes this is a necessary cost to incur in order to grow the Solutions business.

In December 1997, the Company entered into two agreements with Adobe Systems Incorporated ("Adobe") to modify certain of the Company's proprietary technologies so that they can be incorporated into future Adobe products and to cross license the resultant technologies. Under these agreements, Infodata received license fees in the amount of $1 million and approximately $900,000 in services fees to modify the technologies. The Company recognized revenue due under this agreement in the amount of $567,000 during the quarter ended March 31, 1999 when all obligations related to the contract were completed.

Starting in 1996, the Company began to invest in the development of the Virtual File Cabinet ("VFC") software product. Development intensified in 1997, and the product was introduced to the market in 1997. Refinements to the product continued through the first half of 1998. During the latter half of 1998, the Company determined that the revenue and profits generated by the VFC product could not justify the Company's continued emphasis on it. As a result, the sales, marketing and development effort related to VFC was decreased. Research and development expenditures were also reduced. Based on this, and the growth potential of the Solutions business, Infodata refocused its strategy toward its services and systems integration businesses. Portions of VFC were embedded in the product licensed to Adobe. The Company has forecasted no revenue for the VFC product in 1999. The Company continues to support its plug-in based products, Compose and Aerial.

At September 30, 1999, the Company had net operating loss ("NOL") carryforwards for income tax reporting purposes available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in 1997, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

Revenues from professional services are recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenues from software licenses are recognized upon delivery or upon acceptance by the customer. Revenues from post customer support and maintenance agreements are recognized over the period during which support is provided.

Deferred revenue at September 30, 1999 was $618,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product.

The components of the Company's cost of revenue depend on the product or service. For services, the most significant item is the direct labor cost of the professional staff. Other cost components include subcontractor costs, non-labor direct costs such as travel and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the client engagement. Indirect costs are allocated based on head-count and square footage of office space. For Third Party Products, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. For Proprietary Products, the cost of revenue includes shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation.

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

In July 1997, the Company purchased AMBIA Corporation ("Mountain View") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999 the Company decided to close its Mountain View office because Mountain View did not achieve its forecasted revenues for its DCS product. Furthermore, the Company determined that Mountain View would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for Mountain View. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company evaluated the recoverability of the carrying value of the goodwill related to the AMBIA Corporation acquisition. Based on this assessment, it was determined that the anticipated future undiscounted cash flows from Mountain View activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. Such change has been reflected in the accompanying Statement of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

Total revenue decreased by $1,398,000, or 36%, from $3,842,000 for the three months ended September 30, 1998 to $2,444,000 for the three months ended September 30, 1999. The Company derived revenues from three segments, Solutions, Proprietary Products and Third Party Products. The Solutions segment includes professional services for both commercial and government customers along with training. Proprietary Products include the Company's plug-in software products and INQUIRE/Text product sales and their related maintenance. Third Party Products includes both software and hardware sold to government and commercial entities. Most of the revenue decrease for the quarter came from Third Party Products, which were de-emphasized starting with the second quarter of 1999. Third Party Product revenue decreased by $820,000, or 63%, from $1,304,000 for the three months ended September 30, 1998 to $484,000 for the three months ended September 30, 1999. Although this de-emphasis affected third quarter revenue and will affect future revenue, the Company expects that it will have a minimal impact on net income and cash flows due to the nominal gross margin of Third Party Products. Revenues from Proprietary Products also decreased during the quarter. Compared to the third quarter of 1998, they decreased $639,000, or 57%, from $1,127,000 for the three months ended September 30, 1998 to $488,000 for the three months ended September 30, 1999. The decrease was due to a decline in INQUIRE maintenance revenue and INQUIRE/Text software sales of $178,000 and a decline in other software sales (principally VFC and Re:mark) of $461,000. The Company expects that INQUIRE/Text-related revenue will continue to decline over time as customers move applications off mainframes. The Company no longer licenses the VFC product to customers. Revenues from Solutions increased by $61,000, or 4%, from $1,411,000 for the three months ended September 30, 1998 to $1,472,000 for the three month period ended September 30, 1999. This increase was due to growth in the core areas of professional services (commercial/government and Intelligence) of $187,000, partially offset by decreases in Mountain View consulting and overall training, two areas of the Company that have been de-emphasized.

Gross Profit

Gross profit decreased by $679,000, or 57%, from $1,183,000 for the three months ended September 30, 1998 to $504,000 for the three months ended September 30, 1999. This decrease was due primarily to the decrease in Proprietary Product revenue and Third Party revenue.

Gross margin as a percent of revenues decreased from 31% for the three months ended September 30, 1998 to 21% for the three months ended September 30, 1999. The decrease was due to the decrease in Proprietary Product revenue.

Research and Development Expenses

Research and development expenses decreased $235,000, or 89%, from $264,000 for the three months ended September 30, 1998 to $29,000 for the three months ended September 30, 1999. The decrease was due to the Company's decision in the latter half of 1998 to discontinue further development on the Company's Virtual File Cabinet (VFC) product.

Selling, General and Administrative Expenses (SG&A)

Selling, general and administrative expenses decreased $116,000, or 8%, from $1,469,000 for the three months ended September 30, 1998 to $1,353,000 for the three months ended September 30, 1999. The decrease was due to the reduction in personnel and administrative costs associated with the de-emphasis of training and the closing of the Mountain View office. Areas of cost savings included the human resources department, the customer care department (decreased because of the de-emphasis of the Virtual File Cabinet (VFC) product), goodwill amortization, the Mountain View office, and the training department. Selling, general and administrative expenses as a percentage of sales increased by 17% due to the related decrease in Proprietary Product revenue and Third Party Product revenue coupled with fixed costs associated with SG& A.

Interest Income and Expense

Net interest income decreased $27,000, or 38%, from $71,000 for the three months ended September 30, 1998 to $44,000 for the three months ended September 30, 1999. The decrease was due to lower average cash balances and short-term investments during the second quarter of 1999 than during the second quarter of 1998. There were no borrowings as of September 30, 1999. Cash, cash equivalents, and short-term investment balances increased significantly as the result of a public stock offering in February 1998. The Company has invested its excess cash in short-term money market instruments, U.S. Treasuries, and commercial paper.

Net Loss

Net loss increased $355,000, from $479,000 for the three months ended September 30, 1998 to $834,000 for the three months ended September 30, 1999. The decrease was due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

Total revenue decreased by $2,300,000, or 22%, from $10,418,000 for the nine months ended September 30, 1998 to $8,118,000 for the nine months ended September 30, 1999. Most of the decrease came from a decline in Third Party Product revenue and Proprietary Product revenue.

Third Party Product revenue decreased $1,391,000, or 51%, from $2,736,000 from the nine months ended September 30, 1998 to $1,345,000 for the nine months ended September 30, 1999. The decrease was due to the de-emphasis of stand-alone Third Party Products. Proprietary Product revenue decreased by $697,000 or 24%, from $2,851,000 for the nine months ended September 30, 1998 to $2,154,000 for the nine months ended September 30, 1998 to $2,154,000 for the nine months ended September 30, 1999. The decrease was due primarily to a decline in INQUIRE/Text maintenance revenue. The Company expects that INQUIRE/Text-related revenue will continue to decline over time as customers move applications off mainframes. Revenue from Solutions decreased $212,000, or 4%, from $4,831,000 for the nine months ended September 30, 1998 to $4,619,000 for the nine months ended September 30, 1999. The decrease was due to the completion of a non-recurring consulting agreement during the first quarter of 1999 related to the license with Adobe Systems Inc., the de-emphasis of the training department, and the closing of the Mountain View office. This was partially offset by increases in core professional services business.

Gross Profit

Gross profit decreased by $1,473,000, or 42%, from $3,526,000 for the nine months ended September 30, 1998 to $2,053,000 for the nine months ended September 30, 1999. The decrease in gross profit was due primarily to decreased revenue in Third Party and Proprietary product sales.

Gross margin as a percent of revenues decreased from 34% for the nine months ended September 30, 1998 to 25% for the nine months ended September 30, 1999. The decrease was correlated with lower proprietary product sales.

Research and Development Expenses

Research and development expenses decreased $767,000, or 55%, from $1,387,000 for the nine months ended September 30,1998 to $620,000 for the nine months ended September 30, 1999. The decrease was due to the Company's decision to discontinue further development on the Company's VFC product.

Selling, General and Administrative Expenses  (SG&A)

Selling, general and administrative expenses decreased $19,000 from $4,148,000 for the nine months ended September 30, 1998 to $4,129,000 for the nine months ended September 30, 1999. The decrease was due to a reduction in administrative costs associated with the de-emphasis of training and the closing of the Mountain View office. Selling, general and administrative expenses as a percentage of sales increased by 11% due to the related decrease in Proprietary Product revenue and Third Party Product revenue coupled with fixed costs associated with SG&A.

Goodwill Impairment

The Company incurred a non-cash writedown of $1,941,000 in goodwill associated with the AMBIA acquisition during the second quarter of 1999.

Interest Income and Expense

Net interest decreased $19,000, or 11%, from $171,000 for the nine months ended September 30, 1998 to $152,000 for the nine months ended September 30, 1999. The decrease was due to lower average cash balances and short-term investments during the third quarter of 1999. The Company invests only in short-term, highly liquid money market instruments, U.S. Treasuries, and commercial paper.

Net Loss

Net loss increased $2,647,000, from $1,838,000 for the nine months ended September 30, 1998 to a net loss of $4,485,000 for the nine months ended September 30, 1999. The increase was due to the factors discussed above, including a non-cash charge of $1,941,000 in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $3,283,000 and a working capital surplus of $2,503,000. The Company had no borrowings as of September 30, 1999. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. This facility expires in April 2000. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements. During the first quarter of 1998, the Company paid off the line of credit in full and has not had a balance at quarter-end since then.

Net cash used in operating activities for the nine months ended September 30, 1999 of $1,527,000 was due to the Company's net loss for the period of $4,485,000, together with a decrease in deferred revenue of $534,000. This was partially offset by non-cash items of goodwill impairment, depreciation, and amortization expenses of $2,591,000, and an increase in accounts receivable of $963,000.

Net cash used in investing activities for the nine months ended September 30, 1999 of $146,000 was due to the net purchase of fixed assets of $175,000, partially offset by a net decrease in short-term investments of $29,000.

Net cash provided by financing activities for the nine months ended September 30, 1999 of $112,000 was due to the issuance of common stock of $118,000, partially offset by payments made on capital lease obligations of $6,000.

Net cash flow from operating activities for the three months ended September 30, 1999 was not sufficient to fund the operations of the business. However, management believes that available working capital will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's revenues, the technological advances and activities of competitors, and other factors. The Company is reviewing areas to reduce costs without impacting its ability to grow Solutions revenue.

YEAR 2000 READINESS

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

Part (1), identification, of the Year 2000 program has been completed. Part
(2), repair or replacement, has been substantially completed. The majority of all software and systems have been found to be Year 2000 compliant. For those systems not originally Year 2000 compliant, most significantly, the Company's accounting system, the Company received updated software, which it has successfully installed and tested. Internal products were either developed to be Year 2000 compliant or have been upgraded for compliance. Part (3), testing, started during the quarter ended December 31, 1998. The Company concluded initial testing in the period ended June 30, 1999. The Company has also reviewed all contracts where there may be Year 2000 issues. Virtually all internally-developed software products and the Company's accounting system have been successfully tested. The Company is in the process of reviewing code on past customer projects where there may be Year 2000 compliance issues. Where possible, repairs have been made or are planned to be made during the fourth quarter. The Company also plans to evaluate any remaining issues by the end of the fourth quarter.

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

The Company could be negatively impacted if some of its own customers are not Year 2000 compliant. For example, should the federal government's systems not be Year 2000 compliant, this could lead to delayed payments. The Company continues to seek assurances that customer systems are either Year 2000 compliant or the customer is working toward compliance prior to year-end.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)    EXHIBITS

                     EXHIBIT NO.                                             DOCUMENT
                         27                                              Financial Data Schedule

(b) REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              INFODATA SYSTEMS INC.
                                                              BY:  STEVEN M. SAMOWICH
                                                                   ------------------
                                                                   Steven M. Samowich
                                                                   President and CEO

Date:   November 12, 1999

                                                              BY:  CHRISTOPHER P. DETTMAR
                                                                   ----------------------
                                                                   Christopher P. Dettmar
                                                                   Chief Financial Officer

#74112