Form 10KSB
period 1999-12-31
INFODATA SYSTEMS INC
filed 2000-03-30
CIK 50420

                     =======================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10416

           ----------------------------------------------------------
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

                   (703) 934-5205 (Issuer's Telephone Number)
           ----------------------------------------------------------

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                  Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ending December 31, 1999 are $10,271,000.

As of March 15, 2000, there were 4,620,502 common shares outstanding. As of March 15, 2000, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $16,800,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS DESCRIPTION

Infodata Systems Inc. ("Infodata" or the "Company") designs, develops and delivers solutions that enable enterprises to share, maintain, and retrieve electronic documents and their components. The Company provides consulting and systems integration services and products in the area of knowledge management to corporate and government workgroups, departments and enterprises.

Revenues were generated from three segments, including (i) consulting services, systems integration and application frameworks ("Solutions"), (ii) sales of proprietary products ("Proprietary Products"), and (iii) the sale of third party software and hardware ("Third Party Products"). The Company is in the process of implementing a refocused business strategy with an emphasis on providing consulting, technology services, and application frameworks in the Business-to-Business (B2B) e-business industry.

SOLUTIONS

The Solutions business consists of consulting, systems integration and repeatable solutions, or "application frameworks." Consulting and systems integration include requirements studies, the identification and analysis of appropriate document management systems, and the implementation of such systems which may include either the Company's Proprietary Products or Third Party Products. Application frameworks are repeatable, reusable software components that shorten implementation time, improve time-to-market for customers, and improve profitability for Infodata. Solutions represent the largest segment of the Company's business.

PROPRIETARY PRODUCTS

Proprietary Products include the Company's Adobe Acrobat plug-in products, namely, Compose(R), Aerial(R), INQUIRE(R)/Text software sales, WebINQUIRE(R), and the maintenance associated with each of these products.

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

WebINQUIRE is an extension product that provides Web browser access to INQUIRE/Text collections. It enables users to utilize their mainframe as an intranet superserver with all the search capabilities of INQUIRE/Text. WebINQUIRE permits users to store documents created using desktop software on a mainframe computer, retrieve documents from the mainframe and edit them on their desktop using desktop applications, such as Microsoft Excel and Microsoft Word. In addition, WebINQUIRE's search formats and views can be easily customized. Although WebINQUIRE and other INQUIRE/Text options carry a high gross margin, they are not expected to be a significant percentage of the Company's future revenues.

THIRD PARTY PRODUCTS

Third Party Products include software and hardware. By offering products from companies such as Documentum, Adobe and Verity, the Company is able to provide a wide variety of solutions and tailor them to each customer's needs. As a result, due to lower gross margins associated with the sale of Third Party Products, the Company decided during 1999 to de-emphasize Third Party Product sales unless directly tied to a solutions implementation.

INDUSTRY BACKGROUND

The knowledge management industry continues to grow rapidly and offer a great deal of opportunity. According to the research firm IDC, the sales of electronic document management systems (EDMS) will exceed $1 billion by the year 2002, and will drive another $6 billion in services, maintenance and application revenue. Document management products were originally introduced to solve problems associated with the production of complex and mission-critical documentation. These documents are characterized not only by complex content, such as graphs, images, and text, but also by a heavily controlled or regulated process by which documents are written and reviewed. These document management systems have been expensive to procure and difficult to install and implement because they require unique user interfaces and customized workflow. Companies with the expertise to identify, analyze, recommend and implement document management solutions are increasingly in demand as the industry evolves.

SALES AND MARKETING

As a result of its investment in sales and marketing in 1999, Infodata was able to build a network of government, pharmaceutical and financial knowledge management prospects. Infodata continues to build its sales pipeline in the knowledge management solutions market through direct sales effort.

COMPETITORS

The market for the Company's knowledge management solutions is intensely competitive and subject to rapid change caused by technological advances, new product introductions and other marketing activities of industry participants. Infodata faces a number of competitors in the knowledge management solutions market. In the Commercial market, the primary competitors are Documentum, FCG and a number of Documentum service providers. In the government sector, the Company faces competition from other government contractors who bid on knowledge, document and records management projects.

Competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, better name recognition and a larger installed customer base than the Company.

The Company believes that some of the competitive factors affecting the market for its products and services include the fact that many current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and significantly greater name recognition than the Company does. Several competitors have well-established relationships with our current and potential customers and strategic partners, as well as extensive resources and knowledge of the industry within which we collectively compete. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products and services. Moreover, the Company's present or future competitors may be able to develop products or services comparable or superior to those offered by the Company, offer lower priced products or services or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful, the Company must respond to technological change, customer requirements and competitors' current products, services, and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that competition will not have a material adverse effect on its business, operating results and financial condition.

CUSTOMERS

The Company targets both commercial and government markets. Many major companies and government organizations use the Company's products and services. Sales to government customers represented approximately 65% of revenues in 1999 and approximately 60% in 1998. However, only one government customer accounted for more than 10% of the Company's revenue during 1999. No government customer accounted for more than 10% of revenues during 1998.

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

FORWARD STRATEGY

Going forward, the Company plans to focus its efforts on two business segments:

[ ]    Solutions

       [ ] e-Business Solutions - Includes web-based knowledge management, or "e-Content" Solutions, and business-to-business (B2B) e-Business solutions.

       [ ] Intelligence Solutions - Includes knowledge management consulting and systems integration services provided to the U.S. Intelligence Community.

[ ]    Proprietary Products

       [ ] Compose - Proprietary Adobe Acrobat Exchange plug-in product.

       [ ] INQUIRE/Text - Proprietary mainframe text retrieval software.

As an information technology professional services firm with experience in the design and development of web-based knowledge management (KM) systems and electronic document management (EDM) systems, Infodata's experience is directly applicable to the fast-growing B2B e-business market. Late in 1999, management made a strategic business decision to leverage that experience and is refocusing the Company as a B2B e-business solutions provider.

Infodata will begin to design and implement complex e-business systems for emerging B2B companies with short time-to-market requirements. The Company now targets both "dot.com" startups and traditional "brick-and-mortar" businesses that value low-risk, high-reliability implementations. Infodata specializes in building electronic marketplaces that are crafted from state-of-the-art, best-of-breed components together with the Company's own Extensible Markup Language-based application frameworks.

The launch of sophisticated B2B marketplaces requires a combination of technical vision and business acumen. Infodata provides both, in the form of consulting services, web-site design, system architecture, application development, and turnkey implementations of complex B2B web infrastructures.

RESEARCH AND DEVELOPMENT

The Company reduced its research and development expenses during 1999 due to a decision to stop the development of a proprietary product, Virtual File Cabinet. Research and development efforts since then have been focused on re-useable software modules, called "frameworks." Frameworks enable the Company to meet the rapid development schedules of its consulting clients as well as to allow the company to benefit from the economies of software reuse.

PROPRIETARY RIGHTS

The Company has a registered service mark to protect its proprietary rights in the name Infodata and it has registered trademarks with respect to the marks INQUIRE, WEBINQUIRE and AMBIA. The Company also has registered trademarks for VFC, Aerial, Re:mark and Compose. The Company relies primarily on a combination of copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company licenses rather than sells its software. The licenses impose certain restrictions on the licensees' ability to utilize the software. The Company seeks to avoid disclosure of its trade secrets, including, but not limited to, (i) requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and (ii) restricting access to the Company's source codes. Trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's products or to obtain and use information that the Company regards as proprietary. Although the Company may apply for certain patents, the Company presently has no patents or patent applications pending. Policing unauthorized use of the Company's products is difficult, and while the Company may be unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not develop similar technology independently. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects software product developers to be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms.

EMPLOYEES

As of March 15, 2000, the Company had a total of 76 employees, of which 53 were technical professionals, 5 comprised the sales and marketing staff, and the remainder was involved in management, corporate security, administration, contracts, and accounting. The Company's employees are not represented by any unions and the Company has not experienced any work stoppages.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 25,950 square feet of professional office space for its headquarters and operations in Fairfax, Virginia. The term of the lease is through July 31, 2003. Payments under the lease were approximately $550,000 in 1999 and are expected to be $579,000 in 2000.

The Company also leases approximately 4,800 square feet of office space in Mountain View, California as a result of the AMBIA acquisition in July 1997. The term of the lease is through May 31, 2001. Payments under the lease were approximately $179,000 in 1999, are expected to be $185,000 in 2000, and will be approximately $78,000 in 2001. Cash payments to the Company associated with subleases for this office space were approximately $84,000 in 1999, are expected to be $185,000 in 2000 and $64,000 in 2001.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4a. EXECUTIVE OFFICERS

The following information relates to executive officers of the Registrant as of March 15, 2000.

           Name           Age                              Position
           ----           ---                              --------
Steven M. Samowich        49      President and Chief Executive Officer
James W. Myers            45      Chief Operating Officer
Harry Kaplowitz           56      Executive Vice President
Robert J. Loane           61      Senior Vice President
Curtis D. Carlson         35      Secretary

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

James W. Myers was elected Chief Operating Officer of the Company in October 1999. From July 1997 to June 1999, he served as Executive Vice President and General Manager of the DynCorp subsidiary, DynSolutions, Inc., a software and solutions provider. Mr. Myers was a co-founder of Vantage Technologies, Inc., (a company primarily engaged in imaging, document management and business process re-engineering), and served as its President from June 1994 to February 1997 when it was acquired by Wang Laboratories. Mr. Myers holds a BA and an MBA from the University of Rochester.

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

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Infodata's Common Stock has been quoted on the NASDAQ SmallCap Market under the symbol "INFD" since September 16, 1994. The Company's Common Stock was previously traded on the NASDAQ National Market. Market makers of the Company's Common Stock include Herzog, Heine, Geduld, Inc., Mayer and Schweitzer Inc., Patterson Travis Inc., GKN Securities Corp., Investec Ernst & Company, Knight Securities L.P., M.H. Meyerson & Co., and Spear Leeds & Kellogg.

The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.


                              1999                        1998
                       HIGH          LOW           HIGH          LOW
First Quarter         $3.75         2.00         $11.00         4.75
Second Quarter         2.75         2.09           5.34         4.25
Third Quarter          2.44         1.69           4.25         2.41
Fourth Quarter         2.38         0.97           3.25         2.25

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

As of March 15, 2000, there were approximately 2,886 holders of record of the Company's Common Stock.

The Company agreed to issue shares of Common Stock on a quarterly basis to each of Richard T. Bueschel, Alan S. Fisher, Laurence C. Glazer, Robert M. Leopold, Millard H. Pryor, Jr., and Isaac M. Pollak, the non-employee directors of the Company, in partial payment of director fees for 1999 in the amount of $10,000 per non-employee director. For the year ended December 31, 1999, each non-employee director was entitled to 4,583 shares of Common Stock. Certificates evidencing such shares were issued in January 2000. The Company is relying on
Section 4(2) of the Securities Act as the basis for an exemption from registration because these shares will be issued by the Company solely to its non-employee directors, and thus will not involve any public offering. Stock issued to the Board of Directors for services amounted to $60,000 for the year ended December 31, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Aerial and their associated maintenance. Third Party Products include software and hardware with some related services. For the year ended December 31, 1999, Solutions accounted for 60% of total revenue; Proprietary Products accounted for 26%, and Third Party Products accounted for the remaining 14%. Revenues decreased by 28% for the overall business in 1999 as compared to 1998. Revenues for the Solutions segment decreased by $203,000 in 1999; however, the Solutions revenue was 60% of total revenue for 1999 as compared to 44% for 1998.

In third quarter of 1998, the Company identified professional IT consulting services as its primary area of focus. This business does not involve the same level of capital expenditures related to the development of new products. It also provides the Company with greater opportunities for revenue growth. In 1999, the Company added experienced sales and marketing personnel whose primary focus was to increase revenue from Solutions. Given the three to nine month sales cycle for the typical Solutions contracts, the Company did not fully realize the benefits of this expansion until the fourth quarter of 1999. As of December 31, 1999, the sales group had developed a network of prospective business which management believes reinforces the Company's Solutions strategy.

In addition to the sales start-up phase, revenue for the year ended December 31, 1999 was also impacted by the de-emphasis of revenue types that are not complementary to the Company's core Solutions business. This resulted in a significant decline in both revenue and the associated costs of revenue for Third Party Products during 1999 as compared to 1998. During the second quarter of 1999, certain training resources were either reduced or transferred to the Solutions group. Management believes the realignment of resources affecting Third Party Products and training reduced 1999 revenues compared to 1998, but that it will have a positive long-term effect. Among the benefits the Company anticipates from its focus on its Solutions business are higher operating margins, improved utilization of professional staff, and a reduction in product-related support costs.

The Company made the decision to invest in technical personnel in anticipation of future increases in professional service revenue. During 1999, 21 technical personnel were hired and trained. Such personnel additions had a negative impact on the Company's technical staff utilization rates during the third quarter of 1999 as these new hires were undergoing extensive training. During the fourth quarter utilization rates continued to rise in our Solutions Segment.

In December 1997, the Company entered into two agreements with Adobe Systems, Inc. ("Adobe") to modify certain of the Company's proprietary technologies so that they can be incorporated into future Adobe products and to cross license the resultant technologies. Under these agreements, Infodata received license fees in the amount of $1 million and approximately $900,000 in consulting fees to modify the technologies. The Company recognized revenue under this agreement in the amount of $350,000 and $1,023,000 in 1997 and 1998, respectively. The revenue recognized in 1998 included $500,000 recognized in the fourth quarter of 1998 when certain amounts prepaid by Adobe became non-refundable. As of December 31, 1998, the Company had substantially completed all of its obligations under the agreements. Adobe accepted the final product in the first quarter of 1999, which resulted in additional revenue of $500,000 being recognized.

Starting in 1996, the Company began to invest in the development of the Virtual File Cabinet ("VFC") software product. Development intensified in 1997, and the product was introduced to the market in 1997. Refinements to the product continued through the first half of 1998. During the latter half of 1998, the Company determined that the revenue and profits generated by the VFC product could not justify the Company's continued emphasis on it. As a result, the sales, marketing and development effort related to VFC was de-emphasized. Based on this, and the growth potential of the consulting business, Infodata refocused its strategy towards its consulting and systems integration businesses. Portions of VFC were embedded in the product licensed to Adobe Systems. With the exception of this arrangement, the Company realized no revenue for the VFC product in 1999. The Company continues to support its plug-in based products Compose and Aerial. On February 9, 1999, the Company announced the release of an upgraded version of Compose.

In July 1997, the Company purchased AMBIA Corporation ("Mountain View") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999, Mountain View did not achieve its forecasted revenues for its document conversion service (DCS) product. In addition, during the second quarter of 1999 the Company decided to close its Mountain View office. Accordingly, based on these events, the Company determined that Mountain View would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for Mountain View. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") the Company evaluated the recoverability of the carrying value and determined that the anticipated future undiscounted cash flows from Mountain View activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. As of December 31 1999, the remaining carrying value of goodwill for Mountain View is $247,000, which will be fully amortized by December 31, 2000.

In October 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Merex, Inc. ("Merex") for approximately $361,000 of which approximately $312,000 was allocated to goodwill. In December 1999, a certain key employee who focused on business activities of Merex tendered their resignation. In the fourth quarter of 1999, the Company determined that pursuant to its focus of the Solutions segment of its business that no active contracts nor client prospects existed that were a result of or could reasonably be determined to have resulted from the Merex acquisition. In addition, the Company determined that its business focus was evolving away from lower margin business and that the majority of Merex's former clients would not be pursued as prospects for the Company's services. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") the Company evaluated the recoverability of the carrying value and determined that the anticipated future undiscounted cash flows from the activities acquired from Merex would not be sufficient to recover the remaining amount of goodwill. Accordingly, as of December 31, 1999 the Company adjusted the carrying value of the goodwill to its estimated value of $0, resulting in an impairment loss of approximately $181,000.

At December 31, 1999, the Company had a net operating loss ("NOL") aggregating approximately $11,855,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

Revenues from consulting services are recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenues from software licenses are in accordance with the provisions of the Statement of Position 97-2, "Software Revenue Recognition"; as ammended. Revenues from post customer support and maintenance agreements are recognized over the period that support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements.

Deferred revenue at December 31, 1999 was $621,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

The components of the Company's cost of revenue is dependent on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs such as travel and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the Company includes shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include, the demand for our services and products, the level of product and price competition, the length of the consulting services sales cycle; the delay of deferral of customer implementation; the success of our direct sales force and indirect distribution channels; the mix of products and services sold; the timing of new hires; the ability of the Company to control costs; and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

RESULTS OF OPERATIONS
Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

Total revenue decreased by $3,971,000, or 28%, from $14,242,000 for the year ended December 31, 1998 to $10,271,000 for the year ended December 31, 1999. The Company derives revenues from Solutions, Proprietary Products and Third Party Products. Solutions include commercial and government consulting, INQUIRE consulting, and training. Proprietary Product revenue includes the sale of INQUIRE/Text-related products and services and maintenance related thereto, and sales of the Company's plug-in-based software products. Third Party Products include software and hardware sold to both the government and commercial entities. Revenues from Solutions decreased by $203,000, or 3%, from $6,322,000 for the year ended December 31, 1998 to $6,119,000 for the year ended December 31, 1999. The decrease was primarily due to the closing of the Mountain View operation in the second quarter 1999. Solutions revenue was 60% of total business in 1999 compared to 44% in 1998 as the Company focused its efforts and resources in this segment of its business. Proprietary Product revenue decreased by $1,546,000, from $4,243,000 for the year ended December 31, 1998 to $2,697,000 for the year ended December 31, 1999. This decrease came from a decline in VFC, Aerial and Re:mark products of $509,000 and a decline in INQUIRE/Text maintenance revenue of $794,000 and a decline in licensing fees of $243,000. The Company expects that INQUIRE/Text-related revenues will continue to decline over time as customers move applications off mainframes. For the year ended December 31, 1999,

Third Party Product revenues decreased $2,222,000 from $3,677,000 in 1998 to $1,455,000 in 1999, as the Company de-emphasized Third Party Products due to lower gross margins associated with such sales.

Gross Profit

Gross profit decreased by $1,544,000, or 35%, from $4,379,000 for the year ended December 31, 1998 to $2,835,000 for the year ended December 31, 1999. The decrease was due to the declining sales of certain proprietary products (Aerial and Re:mark) and a decline in INQUIRE/Text maintenance revenue. Gross margin as a percent of revenues decreased by 3% from 31% for the year ended December 31, 1998 to 28% for the year ended December 31, 1999. The decrease in gross margins was due to reductions in INQUIRE/Text maintenance revenue and proprietary products, which have higher gross margins.

Research and Development Expenses

Research and development expenses decreased $1,081,000, or 61%, from $1,765,000 for the year ended December 31, 1998 to $684,000 for the year ended December 31, 1999. This decision resulted from the Company's reduction of further development of the VFC, Aerial, and Re:mark products. Certain technical personnel previously involved in research and development projects were redeployed to consulting projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $647,000, or 14%, from $4,602,000 for the year ended December 31, 1998 to $5,249,000 for the year ended December 31, 1999. The increase was due to increased marketing expenditures related to the Company's consulting services.

Goodwill Impairment

Goodwill impairment losses of $2,122,000 were recognized in the year ended December 31, 1999. Of that amount, $1,941,000 resulted from the Company's decision during the second quarter of 1999 to close the Ambia Mountain View office and $181,000 was attributable to the write-off of goodwill relating to Merex. No goodwill impairment expenses were recognized during 1998.

Interest Income and Expense

Interest income decreased $16,000, from $204,000 for the year ended December 31, 1998 to $188,000 for the year ended December 31, 1999. The decrease was due to lower balances of cash, cash equivalents, and short-term investments during the year ended December 31, 1999.

Interest expense decreased $12,000, or 86%, from $14,000 for the year ended December 31, 1998 to $2,000 for the year ended December 31, 1999. The decrease was due to the decreased utilization of a line of credit during the year ended December 31, 1999.

Net Loss

As a result of the above, the company incurred a net loss of $5,034,000, or $1.11 per share, for the year ended December 31, 1999, compared to a net loss of $1,798,000, or $0.42 per share, for the prior year.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $2,629,000 and working capital of $2,309,000. The Company had no borrowings as of December 31, 1999. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires in April 2000. The Company is currently negotiating an extension to April 2001. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently in compliance with these funding requirements.

Net cash used in operating activities for the year ended December 31, 1999 of $2,117,000 was due to the Company's net loss for the period of $5,034,000, a decrease in accounts payable of $469,000, and a decrease in deferred revenue of $531,000, partially offset by depreciation and amortization expenses including goodwill impairments of $2,906,000, a decrease in accounts receivable of $998,000, a decrease in other assets and prepaid expenses of $163,000 and a decrease in accrued expenses of $253,000.

Net cash provided by investing activities of $779,000 for the year ended December 31, 1999 was derived primarily by the maturing of various short-term investments offset by the purchase of property and equipment and reinvestment of proceeds from maturing investments.

Net cash provided by financing activities of $67,000 arose primarily from the proceeds of the exercising of employee stock options and the employee stock purchase plan which amounted to $73,000 for the year ended December 31, 1999.

Net cash flow from operating activities for the year ended December 31, 1999 was not sufficient to fund the operations of the business. However, management believes that its present cash balance and cash flows from operations will be sufficient to fund its current working capital and other investment needs. The Company's believes that its future working capital and other general corporate requirements planned will depend upon numerous factors, including the general market acceptance of the Company's existing products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

Impact of the Year 2000

To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transaction into the Year 2000 and there were no notable problems with equipment or systems which may have been effected by Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its customers nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was completed by the third quarter of 1999. Remediation and testing of non-Year 2000 compliant systems was also completed during the fourth quarter of 1999. The Company developed and tested contingency plans which identified workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company identified suppliers of key goods and services to all business areas, requested information about their Year 2000 readiness, and audited certain key suppliers for Year 2000 readiness.

The Company has spent approximately $23,800 primarily for capital expenditures as of December 31, 1999 to become Year 2000 compliant. These expenditures are for external costs and do not include costs of Company employees who implemented the comprehensive project plan described above. The Company believes that any additional resources required to address Year 2000 issues will not be material. However, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise, especially in areas outside the Company; that these issues will not have a material adverse effect on the Company; or, that additional resources needed to address these issues will not be material.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements required hereunder are listed under Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None in the fourth quarter of 1999.

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

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                                                  PAGE
         Report of Independent Accountants.......................................................       19

         Consolidated Statements of Operations - Each of the two years
         in the period ended December 31, 1999...................................................       20

         Consolidated Balance Sheets - December 31, 1999 and 1998................................    21-22

         Consolidated Statements of Shareholders' Equity for each of the two years
         in the period ended December 31, 1999...................................................       23

         Consolidated Statements of Cash Flows for each of the two years
         in the period ended December 31, 1999...................................................       24

         Notes to Consolidated Financial Statements - December 31, 1999 and 1998.................    25-36

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

       10.7 Note, Loan and Security Agreement, dated as of October 31, 1997, between the Company and Merrill Lynch Business Financial Services Inc. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

       10.8 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8, dated as of June 13, 1995).

       10.9 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 dated as of June 27, 1997).

       10.10 Consulting Agreement, dated as of October 24, 1997, between the Company and Adobe Systems Incorporated (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

       10.11 Letter Employment Agreement, dated as of October 29, 1998, between the Company and Steven M. Samowich (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       10.12 Agreement on Confidential Information, Inventions, Ideas, dated as of November 4, 1998, between the Company and Steven M. Samowich (incorporat herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended
              December 31, 1998).


       21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

       23     Consent of PricewaterhouseCoopers LLP

       27     Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

                                            INFODATA SYSTEMS INC.

                                       BY:   /s/  Steven M. Samowich
                                          --------------------------------------
                                     Steven M. Samowich
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

SIGNATURE                                            TITLE                                           DATE
---------                                            -----                                           ----
  /s/ Richard T. Bueschel                     Chairman of the Board                              March 30, 2000
---------------------------------
Richard T. Bueschel

  /s/ Alan S. Fisher                          Director                                           March 30, 2000
---------------------------------
Alan S. Fisher

  /s/ Laurence C. Glazer                      Director                                           March 30, 2000
---------------------------------
Laurence C. Glazer

  /s/ Gary I. Gordon                          Controller (Principal Accounting Officer)          March 30, 2000
---------------------------------
Gary I. Gordon

  /s/ Harry Kaplowitz                         Executive Vice President and Director              March 30, 2000
---------------------------------
Harry Kaplowitz

  /s/ Robert M. Leopold                       Director                                           March 30, 2000
---------------------------------
Robert M. Leopold

  /s/ Isaac M. Pollak                         Director                                           March 30, 2000
---------------------------------
Isaac M. Pollak

  /s/ Millard H. Pryor, Jr.                   Director                                           March 30, 2000
---------------------------------
Millard H. Pryor, Jr.

  /s/ Steven M. Samowich                      President, Chief Executive Officer and             March 30, 2000
---------------------------------             Director (Principal Executive Officer)
Steven M. Samowich

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Infodata Systems Inc.

In our opinion, the accompanying consolidated balance sheets the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Infodata Systems Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2000

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       YEAR ENDED
                                                                      DECEMBER 31,

                                                                  1999          1998
                                                                --------      --------
Revenues ..................................................     $ 10,271      $ 14,242

Cost of revenues ..........................................        7,436         9,863
                                                                --------      --------

         Gross profit .....................................        2,835         4,379
                                                                --------      --------

Operating expenses:
              Research and development ....................          684         1,765
              Selling, general and administrative .........        5,249         4,602
              Goodwill impairments ........................        2,122             -
                                                                --------      --------
                                                                   8,055         6,367

         Operating loss ...................................       (5,220)       (1,988)

Interest income ...........................................          188           204
Interest expense ..........................................           (2)          (14)
                                                                --------      --------

Loss before income taxes ..................................       (5,034)       (1,798)

Provision for income taxes ................................            -             -
                                                                --------      --------

Net loss ..................................................     $ (5,034)     $ (1,798)
                                                                ========      ========

Net loss per share:
         Basic  and diluted ...............................     $  (1.11)     $  (0.42)
                                                                ========      ========

Weighted average shares outstanding (basic and diluted) ...        4,541         4,237
                                                                --------      --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

ASSETS
------
                                                                              DECEMBER 31,
                                                                          1999          1998
                                                                        --------      --------
Current assets:
         Cash and cash equivalents ................................     $    929      $  2,200
         Short-term investments ...................................        1,700         2,673
         Accounts receivable, net of allowance of $56 in 1999
                  and $95 in 1998 .................................        1,358         2,356
         Other current assets .....................................           93           166
                                                                        --------      --------

                  Total current assets ............................        4,080         7,395
                                                                        --------      --------

Property and equipment:
         Furniture and equipment ..................................        3,006         2,861
         Less accumulated depreciation and amortization ...........       (2,773)       (2,442)
                                                                        --------      --------
                                                                             233           419

Goodwill, net of accumulated amortization of $3,450 in 1999 and
         $899 in 1998 .............................................          247         2,798


Other assets ......................................................           76           171
                                                                        --------      --------

Total assets ......................................................     $  4,636      $ 10,783
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                                                               DECEMBER 31,
                                                                            1999          1998
                                                                          --------      --------
Current liabilities:
         Capital lease obligations ..................................    $       -      $      6
         Accounts payable ...........................................          317           786
         Accrued expenses ...........................................          833         1,086
         Deferred revenue ...........................................          621         1,152
                                                                          --------      --------

                  Total current liabilities .........................        1,771         3,030
                                                                          --------      --------
Commitments and contingencies .......................................            -             -
Shareholders' equity:
         Preferred stock, $1.00 par value, 340,000 shares
            authorized, none issued and outstanding .................            -             -

         Common stock, $.03 par value, 12,000,000 shares
            authorized; 4,552,075 and 4,507,117 shares issued and
             outstanding in 1999 and 1998, respectively .............          136           135
         Additional paid-in capital .................................       19,693        19,548
         Accumulated deficit ........................................      (16,964)      (11,930)
                                                                          --------      --------
Total shareholders' equity ..........................................        2,865         7,753
                                                                          --------      --------
Total liabilities and shareholders' equity ..........................     $  4,636      $ 10,783
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                          ADDITIONAL                          TOTAL
                                                  COMMON STOCK             PAID-IN        ACCUMULATED     SHAREHOLDERS'
                                             SHARES          AMOUNT        CAPITAL          DEFICIT           EQUITY
                                           ----------      ----------     ----------      -----------     -------------
Balance at December 31, 1997 .........      2,754,784      $       82     $   12,670      $  (10,132)     $    2,620

Employee stock purchase plan .........         41,202               1            101              --             102

Issuance of common stock in public
offering, net ........................      1,650,000              50          6,490              --           6,540

Stock issued to Board of Directors
for services .........................          5,988              --             55              --              55

Exercise of stock options and
warrants .............................         60,143               2            194              --             196

Options issued to consultant for
services .............................             --              --             55              --              55

Shares reacquired and cancelled ......         (5,000)             --            (17)             --             (17)

Net loss .............................             --              --             --          (1,798)         (1,798)
                                           ----------      ----------     ----------      ----------      ----------
Balance at December 31, 1998 .........      4,507,117             135         19,548         (11,930)          7,753

Compensation expense .................             --              --             43              --              43

Employee stock purchase plan .........         37,341               1             63              --              64

Exercise of  employee stock options ..          5,061              --              9              --               9

Shares received and cancelled for
consideration for notes receivable
by shareholder .......................        (15,000)             --            (30)             --             (30)

Stock issued to Board of Directors
for services .........................         17,556              --             60              --              60

Net loss .............................             --              --             --          (5,034)         (5,034)
                                           ----------      ----------     ----------      ----------      ----------

Balance at December 31, 1999 .........      4,552,075      $      136     $   19,693      $  (16,964)     $    2,865
                                           ----------      ----------     ----------      ----------      ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INFODATA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                  1999          1998
                                                                                --------      --------
Cash Flows From Operating Activities:
         Net loss .........................................................     $ (5,034)     $ (1,798)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Compensation expense ........................................           43             -
              Common stock issued to Board of Directors ...................           60            55
              Depreciation and amortization ...............................          355           384
              Goodwill and other intangible amortization ..................          429           626
              Goodwill impairment .........................................        2,122             -
              Allowance for doubtful accounts .............................          (39)           53
            Changes in operating assets and liabilities:
              Accounts receivable .........................................        1,037           363
              Other assets ................................................          163           190
              Accounts payable ............................................         (469)         (696)
              Accrued expenses ............................................         (253)          139
              Deferred revenue ............................................         (531)         (440)
                                                                                --------      --------
                  Net cash used in operating activities ...................       (2,117)       (1,124)
                                                                                --------      --------
Cash Flows From Investing Activities:
         Purchases of property and equipment ..............................         (194)         (206)
         Purchases of short-term investments ..............................       (4,330)      (13,669)
         Proceeds from maturity of short-term investments .................        5,303        11,000
                                                                                --------      --------
                  Net cash provided by (used in) investing activities .....          779        (2,875)
                                                                                --------      --------
Cash Flows From Financing Activities:
         Payments on capital lease obligations ............................           (6)          (26)
         Net borrowings under short-term debt .............................            -          (880)
         Issuance of common stock .........................................           73         6,838
         Repurchase of common stock .......................................            -           (17)
                                                                                --------      --------
                  Net cash provided by financing activities ...............           67         5,915
                                                                                --------      --------

     Net (decrease) increase in cash and cash equivalents .................       (1,271)        1,916
     Cash and cash equivalents at beginning of period .....................        2,200           284
                                                                                --------      --------

     Cash and cash equivalents at end of period ...........................     $    929      $  2,200
                                                                                ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company, a Virginia Corporation, is an information technology professional services firm that provides design and development of web-based Knowledge Management (KM) systems, Electronic Document Management Systems (EDMS) and E-content Management Solutions through the sales of products and software integration services.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries, Infodata Systems International Inc., Infodata Research and Development Corporation, and AMBIA Corporation, which are all currently inactive. These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Risk and Uncertainties

The Company's operations are subject to certain risks and uncertainties, including those associated with the ability to meet obligations, continuing losses, negative cash flow and fluctuations in operating results. Additional risks and uncertainties relate to funding expansion; purchasing acquisitions and strategic alliances, including their integration; managing rapid growth and expansion; financing arrangement terms that may restrict operations; regulatory issues; and competition in the technology services industry.

Revenue Recognition

The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition", as amended. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. The related revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms.

Revenues from foreign customers totaled approximately $425,000 and $453,000 for the years ended December 31, 1999 and 1998, respectively.

Stock Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

Short-term Investments

In addition to cash equivalents, the Company has investments in debt securities (certificates of deposit and commercial paper) with original maturities of greater than three months that are classified as short-term investments. These investments are carried at amortized cost plus accrued interest. Accrued interest on these investments as of December 31, 1999 and 1998 was $55,000 and $53,000, respectively.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest totaled $2,000 and $51,000 in 1999 and 1998, respectively.

Supplemental disclosure of cash flows information:                1999      1998
                                                                  ----      ----
           Non-cash investing activities:
           Acquisition of investment in exchange for property
              and equipment                                       $ 25         -
           Stock received and cancelled in consideration of
              notes receivable from shareholders                  ($30)        -

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is depreciated using the straight-line method. Depreciation on equipment and furniture is computed using the estimated useful lives of the assets, which range from three to six years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, primarily property and equipment and goodwill, under the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The carrying value of long-lived assets is considered impaired when the separately identifiable undiscounted cash flows from the asset is less than its carrying value. In addition, the recoverability of goodwill is further evaluated under the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets", based upon undiscounted cash flows. In the event that the carrying amount exceeds undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Goodwill

Goodwill is being amortized using the straight-line method over a life ranging from seven to ten years.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

Due to the loss in 1999 and 1998, the effect of options and warrants has not been considered on dilutive earnings per share as it would have been antidilutive.

Significant Customers

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's largest customer is the federal government, and the Company has a concentration of credit risk associated with its accounts receivable. The Company does not believe the likelihood of a loss arising from such concentration is significant. The Company performs ongoing credit evaluations on its customers.

Sales to U.S. government agencies totaled approximately $6,680,000 and $8,550,000 in 1999 and 1998, respectively. As of December 31, 1999 and 1998, accounts receivable due from U.S. government agencies were approximately $739,000 and $693,000, respectively.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. SFAS 131 replaces the "industry segment" approach with the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases when the products are available for general release to customers. The establishment of technological feasibility and the continuing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Amortization expense is determined on an individual product basis and is computed as the greater of the amount calculated on a revenue basis or straight-line basis over the economic life of the product, generally three to five years. There were no software development costs capitalized for the years ended December 31, 1999 and 1998 as the costs incurred between technical feasibility and general availability were not significant.

Comprehensive Income

The Company does not have any components of comprehensive income other than net loss.

New Accounting Pronouncements

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 the SEC issued Staff Accounting Bulletin No. 101A, which defers the effective date of SAB 101 from January 1, 2000 to April 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations, cash flows or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

NOTE 2.  Goodwill Impairment

In July 1997, the Company purchased AMBIA Corporation ("Mountain View") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999, Mountain View did not achieve its forecasted revenues for its document conversion service (DCS) product. In addition, during the second quarter of 1999 the Company decided to close its Mountain View office. Accordingly, based on these events, the Company determined that Mountain View would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for Mountain View. In accordance with SFAS 121, the Company evaluated the recoverability of the carrying value and determined that the anticipated future undiscounted cash flows from Mountain View activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. Such charge has been reflected in the accompanying Statements of Operations. As of December 31 1999, the remaining carrying value of goodwill for Mountain View is $247,000, which will be fully amortized by December 31, 2000.

In October 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Merex, Inc. ("Merex") for approximately $361,000 of which approximately $312,000 was allocated to goodwill. In December 1999, a certain key employee who focused on business activities of Merex tendered their resignation. In the fourth quarter of 1999, the Company determined that pursuant to its focus on the Solutions segment of its business that no active contracts nor client prospects existed that were a result of or could reasonably be determined to have resulted from the Merex acquisition. In addition, the Company determined that its business focus was evolving away from lower margin business and that the majority of Merex's former clients would not be pursued as prospects for the Company's services. In accordance with SFAS 121, the Company evaluated the recoverability of the carrying value and determined that the anticipated future undiscounted cash flows resulting from the activities acquired from Merex would not be sufficient to recover the remaining amount of goodwill. Accordingly, as of December 31, 1999 the Company adjusted the carrying value of the goodwill to its estimated value of $0, resulting in an impairment loss of approximately $181,000. Such charge has been reflected in the accompanying Statement of Operations.

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Accounts Receivable

Accounts receivable consist of the following:

                                                           DECEMBER 31,
                                                      1999             1998
                                                  -----------      -----------
U.S. government:
     Amounts billed                               $   739,000      $   693,000
     Recoverable costs and accrued profit
         on progress completed but not billed         277,000          976,000
                                                  -----------      -----------
                                                    1,016,000        1,669,000
                                                  -----------      -----------

Commercial customers:
     Amounts billed                                   215,000          466,000
     Recoverable costs and accrued profit
         on progress completed but not billed         183,000          316,000
                                                  -----------      -----------
                                                      398,000          782,000
                                                  -----------      -----------

Less allowance for doubtful accounts                  (56,000)         (95,000)
                                                  -----------      -----------

          Total                                   $ 1,358,000      $ 2,356,000
                                                  ===========      ===========

NOTE 4.  Income Taxes

At December 31, 1999, the Company had approximately $11,855,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 2000 through 2013. In addition, at December 31, 1999, the Company had $55,000 in investment tax credit carryforwards expiring in 2000.

The actual income tax expense attributable to pretax income for the year ended December 31, 2000, and December 31, 2001, respectively, differed from the amount computed by applying the Federal statutory rate of 34% as a result of the following:

                                                      1999        1998
                                                  -----------   ---------
     Tax at statutory rate.....................   $(1,712,000)  $(678,000)
     Change in valuation allowance  ...........     1,212,000     523,000
     Nondeductible amortization................       867,000     217,000

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other.....................................      (367,000)    (62,000)
                                                  -----------   ---------
                                                  $         -   $       -
                                                  ===========   =========


The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 1999 and 1998:

                                                           1999             1998
                                                       -----------      -----------
 Deferred tax liabilities:
       Net software development costs ............      $        -      $   (42,000)

 Deferred tax assets:

       Net operating loss carryforward ...........       4,876,000        3,686,000
       Investment tax credit and research and
           development tax credits carryforward ..          55,000           55,000
       Other .....................................         160,000          180,000
                                                       -----------      -----------
 Valuation allowance .............................      (5,091,000)      (3,879,000)
                                                       -----------      -----------
 Net deferred tax asset ..........................      $        -      $         -
                                                       ===========      ===========

Under the provisions of Statements of Financial Accounting Standards 109, "Accounting for Income Taxes," the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income.

NOTE 5.  Short-term Debt

The Company maintains a working capital line of credit with Merrill Lynch Business Financial Services Inc. This loan facility provides the Company with up to a $1,000,000 line of credit at a per annum rate equal to 2.9 percent over the 30-day commercial paper rate. Currently, this per annum rate approximates the prime rate (8.53% at December 31, 1999). Advances on the facility are based on eligible billed accounts receivable less than 90 days old. The facility presently expires in April 2000. However, the Company is currently negotiating an extension to April 2001. As of December 31, 1999 and 1998, the Company had no amounts borrowed against this line of credit. At December 31, 1999, the Company had $702,000 available to it under the facility.

NOTE 6.  Shareholders' Equity

Common Stock

On February 20, 1998, the Company consummated an underwritten public stock offering that was declared effective on February 17, 1998. The gross proceeds were $8,000,000, which consisted of 1,600,000 shares priced at $5.00 per share. The expenses of the stock offering (including the underwriters' fee, legal fees, accounting fees, blue sky fees, registration costs, printing and engraving costs, and other miscellaneous fees) were approximately $1,710,000. On April 2, 1998, the underwriters exercised an over-allotment of its options for its 50,000 shares, resulting in an additional $250,000 in gross proceeds. Net proceeds totaled approximately $6,540,000.

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants

As a result of the acquisition of AMBIA Corporation ("AMBIA"), in July 1997 each outstanding option ("AMBIA Stock Option") to purchase shares of AMBIA Common Stock under the former AMBIA Equity Incentive Plan (as defined in the Merger Agreement) was converted into an option ("Replacement Option") to acquire, on the same terms and conditions as were applicable under such AMBIA Stock Option, 4/45 of a share of Common Stock of the Company, at an exercise price of $1.69 per share with the same expiration date as each such AMBIA Stock Option. Replacement Options to purchase a total of 34,665 shares of the Company's Common Stock were granted to replace the previously granted AMBIA Stock Options.

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

As of December 31, 1999, the Company had reserved a total of approximately 1,682,353 shares of Common Stock for future issuance upon the exercise of stock options.

A summary of option activity under the 1995 Plan, the Predecessor Plans, and the former AMBIA Equity Incentive Plan is presented below:

                                                                             Weighted Average
                                               Number of    Option Price       Option Price
                                                Shares       Per Share         Per Share
                                          ------------------------------------------------------
Outstanding at December 31, 1997               1,090,025   $1.085-$11.000        $5.956
   Granted                                     1,232,988   $2.250-$ 9.500        $4.450
   Exercised                                     (55,477)  $1.085-$ 7.063        $3.072
   Expired/Canceled                           (1,231,744)  $1.090-$11.000        $6.636
                                          ------------------------------------------------------
Outstanding at December 31, 1998               1,035,792   $1.085-$11.000        $3.563
   Granted                                       351,475   $1.126-$3.250         $2.327
   Exercised                                      (5,061)  $1.690-$1.930         $1.751
   Expired/Canceled                             (302,362)  $1.690-$11.000        $3.857

                                          ------------------------------------------------------
Outstanding at December 31, 1999               1,079,844   $1.085-$11.000        $3.087
                                          ------------------------------------------------------
Exercisable at December 31, 1998                 570,996   $1.085-$9.250         $3.210
Exercisable at December 31, 1999                 642,821   $1.085-$9.250         $2.989

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Outstanding and Exercisable by Price Range as of 12/31/99
                                         Options Outstanding
                                           Weighted                     Options Exercisable
                             Number         Average      Weighted         Number        Weighted
                        Outstanding       Remaining       Average    Exercisable         Average
            Range of          as of     Contractual      Exercise          as of        Exercise
     Exercise Prices       12/31/99            Life         Price       12/31/99           Price
-------------------------------------------------------------------------------------------------
  $1.0850    $2.2000        342,521            6.25        $1.704        221,663          $1.616
  $2.2345    $2.6250        115,695            6.55        $2.474         57,384          $2.482
  $2.6565    $2.8750        374,756            7.09        $2.871        164,680          $2.874
  $2.8905    $5.1250        174,830            4.45        $4.286        169,552          $4.323
  $7.0630   $11.0000         72,042            2.33        $8.861         29,542          $7.264
                     --------------- --------------- ------------- -------------- ---------------
                          1,079,844            6.02        $3.087        642,821          $2.989

The Company complies with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation". The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's Common Stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                       1999             1998
                                   -----------      -----------
Net loss as reported               $(5,034,000)     $(1,798,000)
Pro forma compensation expense        (363,769)        (266,000)
                                   -----------      -----------
Pro forma net loss                 $(5,397,769)     $(2,064,000)
                                   ===========      ===========

Net loss per share:

                                     1999          1998
                                   --------      --------
Basic and diluted, as reported     $  (1.11)     $  (0.42)
Basic and diluted, pro forma       $  (1.19)     $  (0.49)

The weighted average fair value of options granted in 1999 and 1998 was $1.68 and $3.93, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1998: no dividend yield and expected life of five years, and expected volatility of 127 percent and 56 percent for 1999 and 1998, respectively. The risk-free interest rate for 1999 and 1998 was
5.5 percent.

In July 1998 outstanding options with exercise prices in excess of $3.50 per share, held by employees other than executives and directors, were amended to provide for an exercise price of $3.50 per share. In December 1998 outstanding options with exercise prices in excess of $2.875 per share, held by employees including certain executives, were amended to provide for an exercise price of $2.875 per share. All other terms of the existing options remained unchanged. A total of

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

508,000 options were amended in 1998. Also in December 1998, the Board of Directors offered to amend options held by certain other executives to provide for an exercise price of $2.875 per share in exchange for the cancellation of 25 percent of the adjusted options. In February and March 1999, approximately 115,000 stock options to purchase shares of common stock were exchanged pursuant to this offer for stock options to purchase 86,000 shares of common with an exercise price of $2.875, compensation expense amounting to $43,000 was recognized during 1999 related to the exchange.

In May 1998, the Company issued a warrant to a consultant with an estimated fair value of $55,000 to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share in exchange for certain investor relations services to be provided through May 2001. In October 1999, the Company issued replacement warrants with an estimated fair value of $29,000 (equal to the fair value of warrants replaced) to purchase 35,000 shares of Common Stock at an exercise price of $3.50 per share in exchange for certain investor relations services to be provided through September 2001. As of December 31, 1999, these warrants had not been exercised.

NOTE 7.  Commitments and Contingencies

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

Upon completion of the AMBIA acquisition in July 1997, the Company assumed responsibility for the lease of its office in Mountain View, California. The lease originally expired on May 31, 1998, but was renewed in March 1998 and now expires on May 31, 2001. The Company currently subleases 70% of this office space to a third party whose sublease payments are expected to cover the Company's costs for that portion of space up to May 31, 2001. The Company subleases the remaining 30% of the office space to a third party whose sublease payments are expected to cover the Company's costs for that portion of space up to February 28, 2001.

Future minimum lease payments under non-cancelable leases as of December 31, 1999 are as follows:

     YEAR            AMOUNT
     ----          ----------
     2000             764,000
     2001             674,000
     2002             613,000
     2003             363,000
                   ----------
                   $2,414,000
                   ==========

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense charged to operations for the years ended December 31, 1999 and 1998 amounted to $699,000 and $590,000, respectively.

Contingencies

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1994. Audits for years 1995 through 1998 will commence during the second quarter of 2000, and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE  8. Employee Benefit Plan

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 50% of the first 6% of the employee's semi-monthly deferral to the Benefit Plan and totaled approximately $150,000 in 1999 and $51,000 in 1998. In addition to the aforementioned contributions, the Company, at the sole discretion of its Board of Directors, may make profit-sharing contributions to the Benefit Plan. No contributions were made in 1999 or 1998.

As adopted by the Company and approved by its shareholders in May 1997, the Company established an employee stock purchase plan for all eligible employees to purchase shares of its Common Stock at 85% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Employee Stock Purchase Plan authorizes up to 200,000 shares to be issued. During fiscal 1999 and 1998, shares totaling 38,370 and 31,269 respectively, were issued under the plan at a weighted average price of $1.68 and $3.23 per share, respectively. At December 31, 1999, 120,509 shares were reserved for future issuance.

NOTE 9.  Related-Party Transactions

The Company incurred management consulting fees of approximately $105,500 and $220,000 in 1999 and 1998, respectively, for services rendered by certain directors of the Company. Amounts payable for these services to companies employing these directors were $0 and $15,000 at December 31, 1999 and 1998, respectively.

In 1998 the Company issued 5,988 shares of Common Stock valued at $55,000 (based on the market value on date of issuance) to members of the Board of Directors in consideration for their services in 1998. In 1998 the Company repurchased 5,000 common shares from the departing Chief Executive Officer for $25,000. These shares were recorded at $17,000 (quoted market price on date of repurchase).

In December 1999, the Company received 15,000 common shares from a departing officer valued at $30,000 and additional consideration of $40,000 cash to extinguish a $70,000 notes receivable to the Company. In addition, the accrued interest through 1999 was $20,259.

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1999 the Company issued 17,556 shares of Common Stock valued at $60,000 (based on the market value on date of issuance) to members of the Board of Directors in consideration for their services in 1999.

NOTE 10. Segment Reporting

In 1998, Infodata adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131 the Company has determined that it operates in three segments: (1) Solutions, (2) Proprietary Products, and (3) Third Party Products.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Infodata evaluates its Solutions segment on the basis of revenues less direct costs. The Proprietary and Third Party Products segments are evaluated on the basis of revenues less direct costs and indirect costs are not allocated to these segments to evaluate performance. The Company does not internally report assets on a segment basis. For Corporation purpose, the Company has prepared separate information for the years ended December 31, 1999 and 1998.

The table below presents information about reported segments for the years ending December 31, 1999 and 1998, as well as reconciliation to reported loss before income taxes.

                                                          1999
                             ----------------------------------------------------------------
                                               THIRD PARTY      PROPRIETARY
                                SOLUTIONS         PRODUCTS         PRODUCTS            TOTAL
                             ----------------------------------------------------------------
Revenues                     $  6,119,000     $  1,455,000     $  2,697,000     $ 10,271,000

Direct costs                    3,092,000        1,394,000          192,000        4,678,000


Indirect costs                  2,621,000     -                -                   2,621,000
                             ------------     ------------     ------------     ------------


Segmental profit             $    406,000     $     61,000     $  2,505,000        2,972,000
                             ============     ============     ============     ------------


Research and development                                                            (684,000)


Other costs not
allocated to segments,
primarily selling,
general and administrative                                                        (5,386,000)

Goodwill Impairment                                                               (2,122,000)
Interest net                                                                         186,000
                                                                                ------------

Loss before income taxes                                                        $ (5,034,000)
                                                                                ============


                                                           1998
                             ---------------------------------------------------------------
                                               THIRD PARTY      PROPRIETARY
                                SOLUTIONS         PRODUCTS         PRODUCTS            TOTAL
                             ---------------------------------------------------------------
Revenues                     $  6,322,000     $  3,677,000     $  4,243,000     $ 14,242,000

Direct costs                    2,991,000        3,240,000          171,000        6,402,000


Indirect costs                  2,251,000     -                -                   2,251,000
                             ------------     ------------     ------------     ------------


Segmental profit             $  1,080,000     $    437,000     $  4,072,000        5,589,000
                             ============     ============     ============     ------------


Research and development                                                          (1,765,000)


Other costs not
allocated to segments,
primarily selling,
general and administrative                                                        (5,812,000)

Goodwill Impairment                                                                        -
Interest net                                                                         190,000
                                                                                ------------

Loss before income taxes                                                        $ (1,798,000)
                                                                                ============

#77710