Form 10QSB
period 2000-03-31
INFODATA SYSTEMS INC
filed 2000-05-11
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on May 5, 2000 as reported on the Nasdaq Small Cap market, was approximately $7,222,360. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,671,234 on May 8, 2000.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                     INDEX

                                                                       Page(s)
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Statements of Operations                     3
                        Three Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Balance Sheets                     4
                        March 31, 2000 and December 31, 1999

                  Consolidated Statements of Cash Flows                     5
                        Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements            6 - 8

      Item 2.     Management's Discussion and Analysis                 9 - 14


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                                 15

ITEM 1.
                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------------
                                                           2000             1999
                                                        ---------------------------
Revenues                                                 $ 2,728          $ 3,390

Cost of revenues                                           1,685            2,170
                                                         --------         --------

Gross profit                                               1,043            1,220
                                                         --------         --------

Operating expenses:
  Research and development                                    82              235
  Selling, general and administrative                      1,176            1,256
                                                         --------         --------
                                                           1,258            1,491
                                                         --------         --------

Operating loss                                              (215)            (271)

Interest income                                               33               50

Net loss                                                 $  (182)         $  (221)
                                                         ========         ========

  Net loss per share:
    Basic and Diluted                                    $ (0.04)         $ (0.05)
                                                         ========         ========

Weighted average shares outstanding                        4,614            4,525
                                                         ========         ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          March 31,      December 31
                                                                            2000             1999
                                                                         ---------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                $    876         $    929
  Short-term investments                                                      1,800            1,700
  Accounts receivable, net of allowance of $56                                1,573            1,358
  Other current assets                                                           99               93
                                                                           ---------        ---------
    Total current assets                                                      4,348            4,080
                                                                           ---------        ---------

Property and equipment, at cost:
  Furniture and equipment                                                     3,097            3,006
  Less accumulated depreciation and amortization                             (2,833)          (2,773)
                                                                           ---------        ---------
                                                                                264              233

Intangibles, net of accumulated amortization of $3,512 and $3,450               327              247

Other assets                                                                     72               76
                                                                           ---------        ---------

Total assets                                                               $  5,011         $  4,636
                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                         $    366         $    317
  Accrued expenses                                                              913              833
  Deferred revenue                                                              693              621
                                                                           ---------        ---------

    Total current liabilities                                                 1,972            1,771

Shareholders' equity

  Common stock                                                                  138              136
  Additional paid-in capital                                                 20,047           19,693
  Accumulated deficit                                                       (17,146)         (16,964)
                                                                           ---------        ---------
    Total shareholders' equity                                                3,039            2,865
                                                                           ---------        ---------
Total liabilities and shareholders' equity                                 $  5,011         $  4,636
                                                                           =========        =========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                                  2000             1999
                                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (182)          $  (221)
  Adjustments to reconcile net loss to cash used in
  operating activities:
    Equity based compensation expense                                -                35
    Depreciation and amortization                                   60               102
    Intangibles amortization                                        62               141
    Provision for doubtful accounts                                  -                49
  Changes in operating assets and liabilities:
    Accounts receivable                                           (215)             (105)
    Other assets                                                    (2)               32
    Accounts payable                                                49              (241)
    Accrued expenses                                               139               (56)
    Deferred revenue                                                72              (149)
                                                               --------          --------
      Net cash used in operating activities                        (17)             (413)
                                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (91)              (54)
  Purchases of short-term investments                           (1,100)           (2,300)
  Proceeds from maturity of short-term investments               1,000             1,680
                                                               --------          --------
      Net cash used in investing activities                       (191)             (674)
                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                              -                (6)
  Issuance of common stock                                         155                16
                                                               --------          --------
      Net cash provided by financing activities                    155                10
                                                               --------          --------
  Net decrease in cash and cash equivalents                        (53)           (1,077)

  Cash and cash equivalents at beginning of period                 929             2,200
                                                               --------          --------
  Cash and cash equivalents at end of period                   $   876           $ 1,123
                                                               ========          ========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES
1) REVENUE RECOGNITION - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition", as amended. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are recognized when the services are performed and collectibility is determined to be probable. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

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

3) NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB
      101) which  summarizes  certain  of the SEC  staff's  views in  applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000 the SEC issued Staff Accounting Bulletin No. 101A, which defers the effective date of SAB 101 from January 1, 2000 to April 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations, cash flows or financial position, however, the guidance may impact the way in which the Company will account for future transactions.


NOTE C - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate.
Currently, this per annum rate approximates prime 9.0% at March 31, 2000. Advances on the facility are based on eligible accounts receivable less than 90 days old. The facility expires in October 2000. The Company did not have any borrowings under the line of credit as of March 31, 2000.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

No cash was paid for income tax or interest in either period.

Supplemental disclosure of Cash Flows information:

                                                              Three Months Ended
                                                                  March 31,
                                                              2000          1999
                                                              ----          ----
   Non-cash investing and financing activities:
   Business acquisition in exchange for common stock          $142          $  -


NOTE E - BUSINESS AQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common stock with a per share fair value of $3.563, equal to the trading price of the Company's Common stock on such a date. The fair value of the acquisition price was $142,520 which was attributed to the business units sole contract. The value of the contract is being amortized over its life of 18 months.

NOTE F - SEGMENT REPORTING

The table below presents information about reported segments for the three month periods ended March 31, 2000 and 1999, as well as a reconciliation to reported loss before income taxes. Management does not assign identifiable assets to its segments.

                             INFODATA SYSTEMS INC
                               THREE MONTH ENDED
                                 MARCH 31,2000
                              SEGMENT INFORMATION
                                (IN THOUSANDS)

                         Solutions       Proprietary       Third Party        Total
                                          Products
Revenues:                 $ 2,149          $   504          $    75          $ 2,728
Direct Cost:                1,044               45               74            1,163
                          -----------------------------------------------------------

Segment Profit:             1,105              459                1            1,565
                          -----------------------------------------------------------
Research and
Development:                                                                      82

Other
costs/income not
allocated to
segments,
primarily
general and
administrative:                                                               (1,698)

Interest Income:                                                                  33
                                                                ---------------------
Net Loss:                                                                    $  (182)
                                                                =====================


                             INFODATA SYSTEMS INC
                               THREE MONTH ENDED
                                 MARCH 31,1999
                              SEGMENT INFORMATION
                                (IN THOUSANDS)

                         Solutions       Proprietary       Third Party        Total
                                          Products
Revenues:                 $ 1,861          $ 1,138          $   391          $ 3,390
Direct Cost:                  823               45              387            1,255
                          -----------------------------------------------------------
Segment Profit:             1,038            1,093                4            2,135
                          -----------------------------------------------------------
Research and
Development:                                                                     235

Other
costs/income not
allocated to
segments,
primarily
general and
administrative:                                                               (2,171)

Interest Income:                                                                  50
                                                                ---------------------
Net Loss:                                                                    $  (221)
                                                                =====================

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

COMPANY OVERVIEW

The Company provides its customers with the design and implementation of complex e-business systems for emerging B2B companies with short time-to-market requirements and the design and development of web-based knowledge management (KM) systems, and electronic document management (EDM) systems. These products and services are provided in three market segments. The segments consist of (i) business-to-business (B2B) web-site design solutions, knowledge management consulting, or "e-Content" solutions ("Solutions"), (ii) sales of proprietary products such as Compose, INQUIRE/text ("Proprietary Products"), and (iii) the sale of third party software and hardware ("Third Party Products") on a limited basis. Solutions includes web-based knowledge management systems integration, document management analysis and implementation, web-site design, system architecture, application development, and turnkey implementation of complex B2B web infrastructures and consulting services surrounding the implementation of proprietary products, and Third Party Products coupled with other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Aerial and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended March 31, 2000, Solutions accounted for 79% of total revenue, Proprietary Products accounted for 18% and Third Party accounted for the remaining 3%.

At March 31, 2000, the Company had a net operating loss ("NOL") aggregating approximately $12,037,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

Revenues from consulting services are recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenues from software licenses are recorded in accordance with the provisions of the Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenues from customer support and maintenance agreements are recognized over the period that support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The acquisition of the business unit brings additional customer and teaming contracts which expand the Company's presence in the Intelligence community including a discipline known as Information Warfare. In conjunction with this acquisition the Company issued 40,000 shares of Common stock with a fair value of $142,520.

Deferred revenue at March 31, 2000 was $693,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

The components of the Company's cost of revenue are dependent on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include subcontractor costs, non-labor direct costs such as travel and associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and utilized office space. For Third Party Products, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, customization work done by the Company, and any special packaging costs incurred. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs. For Proprietary Products, the Company includes shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include, the demand for our services and products, the level of product and price competition, the length of the consulting services sales cycle, the delay or deferral of customer implementation, the success of our direct sales force and indirect distribution channels, the mix of products and services sold, the timing of new hires, the ability of the Company to control costs, and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999


REVENUES

The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue decreased by $ 662,000, or 20%, for the three months ended March 31, 2000 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                         (Dollar Amounts in Thousands)

                                       MARCH 31, 2000      MARCH 31, 1999        INCREASE (DECREASE) %
                                       --------------      --------------        ---------------------
                          SOLUTIONS
                 Business Solutions    $        1,282      $        1,091               18%
                       Intelligence               763                 646               18%
                           Inquire                104                 124              (16%)
                                       ---------------------------------------------------------------
           Total Solutions Revenue     $        2,149      $        1,861               15%
                                       ===============================================================
              PROPRIETARY PRODUCTS
                Compose and Others                198                 757              (74%)
                      Inquire/text                306                 381              (20%)
                                       ---------------------------------------------------------------
Total Proprietary Products Revenue     $          504      $        1,138              (56%)
                                       ===============================================================
TOTAL THIRD PARTY PRODUCTS Revenue     $           75      $          391              (81%)
                                       ===============================================================
                     Total Revenue     $        2,728      $        3,390              (20%)
                                       ===============================================================


Revenues from Solutions increased overall by $288,000 or 15%, from $1,861,000 for the three months ended March 31, 1999 to $2,149,000 for the three month period ended March 31, 2000. The Business Solutions unit within the Solutions segment increased by $191,000, or 18%, from $1,091,000 for the three months ended March 31, 1999 to $1,282,000 for the three months ended March 31, 2000 due to increases in consulting services. In the first quarter ended March 31, 2000, loss of revenue of $217,000 for training and Mountain view consulting due to the deemphasis of those operations was more than offset by $437,000 of e-commerce B2B revenue. Excluding training and Mountain view revenues the Business Solutions revenue increased by $ 408,000, or 48%, from $854,000 for the three months ended March 31, 1999 to $1,262,000 for the first quarter ended March 31, 2000. The Intelligence Solutions unit within the Solutions segment increased by $117,000, or 18%, from $646,000 for the three months ended March 31, 1999 to $763,000 for the three months ended March 31, 2000 due to an increase in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $20,000, or 16%, from $124,000 for the three months ended March 31, 1999 to $104,000 for the first quarter ended March 31, 2000 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $634,000, or 56% from $1,138,000 for the three months ended March 31, 1999 to $504,000 for the three months ended March 31, 2000. In the first quarter in 1999, revenue from the Adobe license of $ 500,000 was earned and there was no equivalent revenue in the first quarter ended March 31, 2000. There were declines in Aerial, Re:mark and other related products partially offset by an increase in Compose and related maintenance. The Company expects that INQUIRE/Text related revenue will continue to decline over time as customers move applications off mainframes.

Third Party Product sales decreased by $316,000, or 81%, from $ 391,000 for the three months ended March 31,1999 to $75,000 for the three months ended March 31, 2000. Revenues decreased as the Company's decision to refocus a majority of its business away from sales of lower gross margin products.

GROSS PROFIT

Gross profit decreased by $177,000, or 15%, from $1,220,000 for the three months ended March 31, 1999 to $1,043,000 for the three months ended March 31, 2000. The reason for the decline is attributed to the non-recurring licensing fee of $ 500,000 from Adobe for the first quarter ended March 31, 1999 coupled with a marginal decline in proprietary products (Compose, Aerial, Re:mark) and INQUIRE/Text maintenance revenue which have high gross margins.

Gross margin as a percent of revenues increased from 36% for the three months ended March 31, 1999 to 38% for the three months ended March 31, 2000. The nominal increase in gross margin of 2% is attributed to higher profit margins on various consulting service fixed price contracts.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $153,000, or 65%, from $235,000 for the three months ended March 31, 1999 to $82,000 for the three months ended March 31, 2000. The decrease was attributed to the Company's decision to reduce development of its proprietary products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $80,000, or 6%, from $1,256,000 for the three months ended March 31, 1999 to $1,176,000 for the three months ended March 31, 2000. The decrease was due to a reduction in selling costs and in administrative personnel.

INTEREST INCOME AND EXPENSE

Net interest income decreased $17,000 or 34%, from $50,000 for the three months ended March 31, 1999 to $33,000 for the three months ended March 31, 2000. The reduction in net interest income is due to lower cash balances and short-term investments in the first quarter ended March 31, 2000 compared to the same quarter ended March 31, 1999. There were no borrowings and the Company incurred no interest expense in either period. The Company has invested in short-term money market instruments and commercial paper.

NET LOSS

As a result of the above, the net loss decreased by $39,000, or 18%, from $221,000 for the three months ended March 31, 1999 to $182,000 for the three months ended March 31, 2000. The primary reason for the decrease is due to the better utilization in consulting personnel, decreases in Selling and Administrative and Research and Development costs, lower direct costs coupled with higher gross margins which more than offset the decline in segment profitability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $2,676,000. Net working capital at March 31, 2000 amounted to $2,376,000 as compared to $2,309,000 at March 31, 1999. The Company had no borrowings as of March 31, 2000. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. This facility expires in October 2000. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements.

Net cash used in operating activities for the three months ended March 31, 2000 of $17,000 was due to the Company's net loss for the period of $182,000, and an increase in accounts receivable of $215,000. This was partially offset by an increase in accounts payable and accrued expenses of $188,000, depreciation and amortization expenses of $122,000, and an increase in deferred revenue of $72,000.

Net cash used in investing activities for the three months ended March 31, 2000 of $191,000 was due to a net increase in short-term investments of $100,000 and the purchase of fixed assets of $91,000.

Net cash provided by financing activities for the three months ended March 31, 2000 of $155,000 due to the issuance of common stock to employees exercising stock options.

Net cash flow from operating activities for the three months ended March 31, 2000 was not sufficient to fund the operations of the business. However, management believes that available working capital will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

CONTINGENCIES

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1994. Audits for years 1995 through 1998 began on April 5, 2000 in the second quarter, and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.


IMPACT OF THE YEAR 2000

To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems which may have been effected by Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its customers nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

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

The Company had spent approximately $23,800 primarily for capital expenditures as of December 31, 1999 to become Year 2000 compliant. These expenditures are for external costs and do not include costs of Company employees who implemented the comprehensive project plan described above. As of March 31, 2000 the Company has not incurred any additional external costs and has not experienced any problems associated with Year 2000. However, the Company believes that if any additional resources are required to address Year 2000 issues they will not be material. However, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise, especially in areas outside the Company; that these issues will not have a material adverse effect on the Company; or, that additional resources needed to address these issues will not be material.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8 - K

(a)   EXHIBITS

            EXHIBIT NO.                           DOCUMENT

                27                         Financial Data Schedule



(b) REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three month period ended March 31, 2000.


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

                                              INFODATA SYSTEMS INC.


                                              BY: /s/STEVEN M. SAMOWICH
                                                  ---------------------
                                                  Steven M. Samowich
                                                  President and CEO

Date:   May 11, 2000

                                              BY: /s/GARY I. GORDON
                                                  -----------------
                                                  Gary I. Gordon
                                                  Principal Accounting Officer