Form 10QSB
period 2000-06-30
INFODATA SYSTEMS INC
filed 2000-08-03
CIK 50420

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on July 13, 2000 as reported on the Nasdaq Small Cap market, was approximately $7,565,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,682,103 on July 13, 2000.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES



                                      INDEX

                                                                                                        Page(s)
PART I.   FINANCIAL INFORMATION
         Item 1.           Financial Statements (Unaudited)

                           Consolidated Statements of Operations                                          3
                              Three Months Ended June 30, 2000 and 1999

                           Consolidated Statements of Operations                                          4
                              Six Months Ended June 30, 2000 and 1999

                           Condensed Consolidated Balance Sheets                                          5
                              June 30, 2000 and December 31, 1999

                           Consolidated Statements of Cash Flows                                          6
                              Six Months Ended June 30, 2000 and 1999

                           Notes to Consolidated Financial Statements                                  7-11

         Item 2.           Management's Discussion and Analysis                                       11-18


PART II.   OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote of Security Holders                           19

         Item 6.           Exhibits and Reports on Form 8-K                                              19


SIGNATURES                                                                                               19

PART I.  FINANCIAL INFORMATION

ITEM 1.


                     INFODATA SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 ------------------------------
                                                                                    2000              1999
                                                                                 -----------       ------------
Revenues                                                                            $3,660            $ 2,284

Cost of revenues                                                                     2,761              1,955
                                                                                    ------            -------

Gross profit                                                                           899                329
                                                                                    ------            -------

Operating expenses:
     Research and development                                                           62                346
     Selling, general and administrative                                             1,029              1,530
     Goodwill impairment                                                                --              1,941
                                                                                    ------            -------
                                                                                     1,091              3,817
                                                                                    ------            -------

Operating loss                                                                        (192)            (3,488)

Interest income                                                                         30                 58
Interest expense                                                                        (2)                --
                                                                                    ------            -------


Net loss                                                                            $ (164)           $(3,430)
                                                                                    ======            =======

     Net loss per share:
                           Basic and diluted                                        $(0.04)           $ (0.76)
                                                                                    ======            =======

Weighted average shares outstanding                                                  4,674              4,534
                                                                                    ======            =======


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 ------------------------------
                                                                                    2000              1999
                                                                                 -----------       ------------
Revenues                                                                            $6,388             $ 5,674

Cost of revenues                                                                     4,446               4,125
                                                                                    ------             -------

Gross profit                                                                         1,942               1,549
                                                                                    ------             -------

Operating expenses:
     Research and development                                                          144                 581
     Selling, general and administrative                                             2,205               2,786

     Goodwill impairment                                                                --               1,941
                                                                                    ------             -------
                                                                                     2,349               5,308
                                                                                    ------             -------

Operating loss                                                                        (407)             (3,759)

Interest income                                                                         63                 108

Interest expense                                                                        (2)                 --
                                                                                    ------             -------

Net loss                                                                            $ (346)            $(3,651)
                                                                                    ======             =======

     Net loss per share:
                           Basic and diluted                                        $(0.07)            $ (0.81)
                                                                                    ======             =======

Weighted average shares outstanding                                                  4,644               4,529
                                                                                    ======             =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                      -----------------  -----------------
ASSETS
------

Current assets

        Cash and cash equivalents                                             $    348            $    929

        Short-term investments                                                   1,200               1,700

        Accounts receivable, net of allowance of $56                             2,920               1,358

        Other current assets                                                        84                  93
                                                                              --------            --------


                 Total current assets                                            4,552               4,080
                                                                              --------            --------

Property and equipment, at cost:

        Furniture and equipment                                                  3,201               3,006

        Less accumulated depreciation and amortization                          (2,886)             (2,773)
                                                                              --------            --------
                                                                                   315                 233



Intangibles, net of accumulated amortization of $3,590 and $3,450                  258                 247
Other assets                                                                        68                  76
                                                                              --------            --------
Total assets                                                                  $  5,193            $  4,636
                                                                              ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities

        Accounts payable                                                      $    757            $    317
        Accrued expenses                                                         1,056                 833
        Deferred revenue                                                           482                 621
                                                                              --------            --------
                 Total current liabilities                                       2,295               1,771


Shareholders' equity

        Common stock                                                               138                 136

        Additional paid-in capital                                              20,070              19,693

        Accumulated deficit                                                    (17,310)            (16,964)
                                                                              --------            --------


                 Total shareholders' equity                                      2,898               2,865
                                                                              --------            --------
Total liabilities and shareholders' equity                                    $  5,193            $  4,636
                                                                              ========            ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             2000           1999
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                  $  (346)        $(3,651)
   Adjustments to reconcile net loss to cash used in
   operating activities:
      Equity stock compensation                                                   --              38
      Depreciation and amortization                                              113             191
      Goodwill impairment                                                         --           1,941
      Goodwill and other intangible amortization                                 140             289
      Provision for doubtful accounts                                             --             (29)
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (1,562)            920
      Other assets                                                                17              46
      Accounts payable                                                           440             (85)
      Accrued expenses                                                           282              40
      Deferred revenue                                                          (139)           (470)
                                                                             -------         -------

                  Net cash used in operating activities                       (1,055)           (770)
                                                                             -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (195)           (151)
   Purchases of short-term investments                                        (1,200)         (3,489)
   Proceeds from maturity of short-term investments                            1,700           2,970
   Business acquisition                                                           (9)             --
                                                                             -------         -------

             Net cash provided by (used in) investing activities                 296            (670)
                                                                             -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on capital lease obligations                                          --              (6)
   Issuance of common stock                                                      178              97
                                                                             -------         -------

                   Net cash provided by financing activities                     178              91
                                                                             -------         -------
   Net decrease in cash and cash equivalents                                    (581)         (1,349)


   Cash and cash equivalents at beginning of period                              929           2,200
                                                                             -------         -------
   Cash and cash equivalents at end of period                                $   348         $   851
                                                                             =======         =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES
1) Revenue Recognition - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition", as amended. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are recognized when the services are performed and collection is determined to be probable. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

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

3) New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB
     101) which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, which deferred the effective date of SAB 101 to October 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations, cash flows or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

NOTE C - LINE OF CREDIT
The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates the prime rate (9.5% at June 30, 2000). Advances on the facility are based on eligible accounts receivable less than 90 days old. The facility expires in October 2000. As of June 30, 2000 the Company had no borrowings under the line of credit. The Company had $1,000,000 available under its line. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

No cash was paid for income tax or interest in either period.

Supplemental disclosure of Cash Flows information:

                                                                              Six Months Ended
                                                                                  June 30,
                                                                              2000              1999
                                                                              ----              ----
   Non-cash investing and financing activities:
   Business acquisition in exchange for common stock                          $142              $  -

NOTE E - BUSINESS AQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common Stock with a per share fair value of $3.563, equal to the trading price of the Company's Common Stock on that date. The final acquisition cost was approximately $151,190, including $8,670 of direct cost attributed to the acquisition. The purchase price was attributed to the business unit's sole contract. The final acquisition value of the contract is being amortized over its life of 18 months.

NOTE F - SEGMENT REPORTING

The table below presents information about reported segments for the three and six months ended June 30, 2000 and 1999, as well as a reconciliation to reported loss before income taxes. Management does not assign identifiable assets to its segments.

                              INFODATA SYSTEMS INC.
                               THREE MONTHS ENDED
                                  JUNE 30, 2000
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                 PROPRIETARY
                        SOLUTIONS                  PRODUCTS                    THIRD PARTY                 TOTAL
Revenues:             $  2,811                    $    428                     $      421               $  3,660
Direct Cost:             1,452                          55                            388                  1,895

                  -----------------------------------------------------------------------------------------------
Segment Profit:       $  1,359                    $    373                     $       33               $  1,765
                  ===============================================================================================
Research and Development:                                                                                    (62)

Other costs/income not
allocated to segments,
primarily general and
administrative:                                                                                           (1,897)

Interest Income:                                                                                              30
                                                                                            ---------------------
Net Loss:                                                                                               $   (164)
                                                                                            =====================




                              INFODATA SYSTEMS INC.
                               THREE MONTHS ENDED
                                  JUNE 30, 1999
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                           PROPRIETARY
                     SOLUTIONS              PRODUCTS                    THIRD PARTY                TOTAL
Revenues:             $  1,286                    $    528                     $      470           $      2,284

Direct Cost:               674                          36                            446                  1,156

                  -----------------------------------------------------------------------------------------------

Segment Profit:            612                         492                             24                  1,128
                  -----------------------------------------------------------------------------------------------
Research and Development:                                                                                   (346)


Other costs/income not
allocated to segments,
primarily general and
administrative:                                                                                           (2,329)

Goodwill impairment                                                                                       (1,941)

Interest Income:                                                                                              58
                                                                                           ----------------------
Net Loss:                                                                                           $     (3,430)
                                                                                           ======================

                              INFODATA SYSTEMS INC.
                                SIX MONTHS ENDED
                                  JUNE 30, 2000
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                           PROPRIETARY
                     SOLUTIONS              PRODUCTS                    THIRD PARTY                TOTAL
Revenues:             $  4,960                     $   932                     $      496               $  6,388
Direct Cost:             2,496                         100                            462                  3,058

                  -----------------------------------------------------------------------------------------------

Segment Profit:       $  2,464                     $   832                      $      34               $  3,330
                  ===============================================================================================

Research and Development:                                                                                   (144)
Other costs/income not
allocated to segments,
primarily general and
administrative:                                                                                           (3,595)
Interest Income:                                                                                              63
                                                                                           ----------------------
Net Loss:                                                                                               $   (346)
                                                                                           ======================




                              INFODATA SYSTEMS INC.
                                SIX MONTHS ENDED
                                  JUNE 30, 1999
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                           PROPRIETARY
                     SOLUTIONS              PRODUCTS                    THIRD PARTY                TOTAL
Revenues:             $  3,147                  $    1,666                     $      861              $   5,674

Direct Cost:             1,497                          81                            833                  2,411
                  -----------------------------------------------------------------------------------------------
Segment Profit:          1,650                       1,585                             28                  3,263
                  ===============================================================================================
Research and Development:                                                                                   (581)

Other costs/income not
allocated to segments,
primarily general and
administrative:                                                                                           (4,500)
Goodwill impairment                                                                                       (1,941)

Interest Income:                                                                                             108
                                                                                           ----------------------
Net Loss:                                                                                              $  (3,651)
                                                                                           ======================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS RELATING TO PRODUCT DEVELOPMENT, FUTURE CONTRACTS, REVENUE, AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

The Company provides its customers with complex information technology solutions and design and implementation of complex e-business systems for emerging B2B companies with short time-to-market requirements and the design and development of web-based knowledge management (KM) systems, and electronic document management (EDM) systems. These products and services are provided in three market segments. The segments consist of (i) business-to-business (B2B) web-site design solutions, knowledge management consulting, or "e-Content" solutions ("Solutions"), (ii) sales of proprietary products such as Compose, INQUIRE/text ("Proprietary Products"), and (iii) the sale of third party software and hardware ("Third Party Products") on a limited basis. Solutions includes web-based knowledge management systems integration, document management analysis and implementation, web-site design, system architecture, application development, and turnkey implementation of complex B2B web infrastructures and consulting services surrounding the implementation of proprietary products, and Third Party Products coupled with other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Aerial and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended June 30, 2000, Solutions accounted for 77% of total revenue, Proprietary Products accounted for 12% and Third Party accounted for the remaining 11%.

At June 30, 2000, the Company had a net operating loss ("NOL") aggregating approximately $12,201,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

Revenues from consulting services are recognized as services are performed. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenues from software licenses are recorded in accordance with the provisions of the AICPA Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenues from customer support and maintenance agreements are recognized over the period that support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The acquisition of the business unit brings additional customer and teaming contracts which expand the Company's presence in the Intelligence community including a discipline known as Information Warfare. In conjunction with this acquisition the Company issued 40,000 shares of Common Stock with a fair value of $142,520. During the second quarter the Company incurred additional direct costs associated with the acquisition in the amount of $8,670. The final acquisition cost was $151,190.

Deferred revenue at June 30, 2000 was $482,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

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

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include the demand for our services and products, the level of product and price competition, the length of the consulting services sales cycle, the delay or deferral of customer implementation, the success of our direct sales force and indirect distribution channels, the mix of products and services sold, the timing of new hires, the ability of the Company to control costs, and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999


Revenues

The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue increased by $ 1,376,000, or 60%, for the three months ended June 30, 2000 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                          (Dollar Amounts in Thousands)


                                             JUNE 30, 2000       JUNE 30, 1999            INCREASE (DECREASE) %
                                             -------------       -------------            ---------------------
                             SOLUTIONS
                             ---------
                    Business Solutions $             1,929       $         439                    339%
                          Intelligence                 804                 701                     15%
                               Inquire                  78                 146                    (47%)
                                       -------------------------------------------------------------------------
               Total Solutions Revenue $             2,811        $      1,286                    119%
                                       =========================================================================

                  PROPRIETARY PRODUCTS
                  --------------------
                    Compose and Others $               168        $        184                     (9%)
                          INQUIRE/Text                 260                 344                    (24%)
                                       -------------------------------------------------------------------------

    Total Proprietary Products Revenue $               428        $        528                    (19%)
                                       =========================================================================

            TOTAL THIRD PARTY PRODUCTS
            --------------------------
                               Revenue $               421        $        470                    (10%)
                                       =========================================================================


                         Total Revenue $             3,660        $      2,284                     60%
                                       =========================================================================


Revenues from Solutions increased overall by $1,525,000, or 119%, from $1,286,000 for the three months ended June 30, 1999 to $2,811,000 for the three month period ended June 30, 2000. The Business Solutions unit within the Solutions segment increased by $1,490,000, or 339%, from $439,000 for the three months ended June 30, 1999 to $1,929,000 for the three months ended June 30, 2000 due to increases in consulting services. In the second quarter ended June 30, 2000 loss of revenue of $115,000 for training and Mountain view consulting due to the de-emphasis of those operations was more than offset by $813,000 of e-commerce B2B revenue. Excluding training and Mountain View revenues the Business Solutions revenue increased by $ 1,605,000, or 535%, from $300,000 for the three months ended June 30, 1999 to $1,905,000 for the second quarter ended June 30, 2000. The Intelligence Solutions unit within the Solutions segment increased by $103,000, or 15%, from $701,000 for the three months ended June 30, 1999 to $804,000 for the three months ended June 30, 2000, due to an increase in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $68,000, or 47%, from $146,000 for the three months ended June 30, 1999 to $78,000 for the second quarter ended June 30, 2000 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $100,000, or 19%, from $528,000 for the three months ended June 30, 1999 to $428,000 for the three months ended June 30, 2000. There were declines in Aerial, Re:mark and other related products partially offset by an increase in Compose and related maintenance. The Company expects that INQUIRE/Text related revenue should continue to decline over time as customers move applications off mainframes.

Third Party Product sales decreased by $49,000, or 10%, from $470,000 for the three months ended June 30,1999 to $421,000 for the three months ended June 30, 2000. Revenues decreased as the Company's decision to refocus a majority of its business away from sales of lower gross margin products.

Gross Profit

Gross profit increased by $570,000 or 173%, from $329,000 for the three months ended June 30, 1999 to $899,000 for the three months ended June 30, 2000. The increase in gross profit is attributed to increases in consulting services offset by the decline in high margin INQUIRE/Text maintenance revenues.

Gross margin as a percent of revenues increased from 14% for the three months ended June 30, 1999 to 25% for the three months ended June 30, 2000. The increase in gross margin is attributed to higher profit margins on various consulting service fixed price contracts.

Research and Development Expenses

Research and development expenses decreased $284,000, or 82%, from $346,000 for the three months ended June 30, 1999 to $62,000 for the three months ended June 30, 2000. The decrease was attributed to the Company's continued decision to reduce development of its proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $501,000, or 33%, from $1,530,000 for the three months ended June 30, 1999 to $1,029,000 for the three months ended June 30, 2000. The decrease was due to a reduction in selling costs and in administrative personnel.

Goodwill Impairment

During the quarter ended June 30, 1999, the Company incurred a non-cash writedown of $1,941,000 in goodwill as a result of its July 1997 purchase of AMBIA Corporation (Mountain View). No such writedowns were effected during the quarter ended June 30, 2000.

Interest Income and Expense

Net interest income decreased $28,000, or 48%, from $58,000 for the three months ended June 30, 1999 to $30,000 for the three months ended June 30, 2000. The reduction in net interest income is due to lower cash balances and short-term investments in the second quarter ended June 30, 2000 compared to the same quarter ended June 30, 1999. The Company incurred nominal interest expense in the second quarter due to borrowings on the line of credit. As of June 30, 2000, the Company had no borrowings under the line of credit. The Company has invested in short-term money market instruments.

Net Loss

As a result of the above, the net loss decreased by $3,266,000, or 95%, from $3,430,000 for the three months ended June 30, 1999 to $164,000 for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999


Revenues

Total revenue increased by $ 714,000, or 13%, for the six months ended June 30, 2000 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                          (Dollar Amounts in Thousands)


                                             JUNE 30, 2000       JUNE 30, 1999            INCREASE (DECREASE) %
                                             -------------       -------------            ---------------------
                             SOLUTIONS
                             ---------
                    Business Solutions $             3,211       $       1,530              110%
                          Intelligence               1,567               1,347               16%
                               Inquire                 182                 270              (33%)
                                       -------------------------------------------------------------------------
               Total Solutions Revenue $             4,960       $       3,147               58%
                                       =========================================================================

                  PROPRIETARY PRODUCTS
                  --------------------
                    Compose and Others $               366       $         941              (61%)
                          INQUIRE/Text                 566                 725              (22%)
                                       -------------------------------------------------------------------------

            Total Proprietary Products
                               Revenue $               932       $       1,666              (44%)
                                       =========================================================================

            TOTAL THIRD PARTY PRODUCTS
            --------------------------
                               Revenue $               496       $         861              (42%)
                                       =========================================================================

                         Total Revenue $             6,388       $       5,674               13%
                                       =========================================================================



Revenues from Solutions increased overall by $1,813,000, or 58%, from $3,147,000 for the six months ended June 30, 1999 to $4,960,000 for the six month period ended June 30, 2000. The Business Solutions unit within the Solutions segment increased by $1,681,000, or 110%, from $1,530,000 for the six months ended June 30, 1999 to $3,211,000 for the six months ended June 30, 2000 due to increases in consulting services. In the second quarter ended June 30, 2000, loss of revenue of $332,000 for training and Mountain View consulting due to the de-emphasis of those operations was more than offset by $1,250,000 of e-commerce B2B revenue. Excluding training and Mountain view revenues the Business Solutions revenue increased by $ 2,013,000, or 174%, from $1,154,000 for the six months ended June 30, 1999 to $3,167,000 for the second quarter ended June 30, 2000. The Intelligence Solutions unit within the Solutions segment increased by $220,000, or 16%, from $1,347,000 for the six months ended June 30, 1999 to $1,567,000 for the six months ended June 30, 2000 due to an increase in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $88,000, or 33%, from $270,000 for the six months ended June 30, 1999 to $182,000 for the second quarter ended June 30, 2000 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $734,000, or 44%, from $1,666,000 for the six months ended June 30, 1999 to $932,000 for the six months ended June 30, 2000. In the first quarter in 1999, revenue from the Adobe license of $500,000 was earned and there was no equivalent revenue in the first six months of 2000. There were declines in Aerial, Re:mark and other related products partially offset by an increase in Compose and related maintenance. The Company expects that INQUIRE/Text related revenue should continue to decline over time as customers move applications off mainframes.

Third Party Product sales decreased by $365,000, or 42%, from $861,000 for the six months ended June 30,1999 to $496,000 for the six months ended June 30, 2000. Revenues decreased as the Company's decision to refocus a majority of its business away from sales of lower gross margin products.

Gross Profit

Gross profit increased by $393,000, or 25%, from $1,549,000 for the six months ended June 30, 1999 to $1,942,000 for the six months ended June 30, 2000. The increase in gross profit is attributed to increases in consulting revenues offset by the decline in high margin INQUIRE/Text maintenance revenues.

Gross margin as a percent of revenues increased from 27 % for the six months ended June 30, 1999 to 30% for the six months ended June 30, 2000. The increase in gross margin is attributed to higher profit margins on various consulting service fixed price contracts.

Research and Development Expenses

Research and development expenses decreased $437,000, or 75%, from $581,000 for the six months ended June 30, 1999 to $144,000 for the six months ended June 30, 2000. The decrease was attributed to the Company's decision to reduce development of its proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $581,000, or 21%, from $2,786,000 for the six months ended June 30, 1999 to $2,205,000 for the six months ended June 30, 2000. The decrease was due to a reduction in selling costs and in administrative personnel.

Interest Income and Expense

Net interest income decreased $45,000 or 42%, from $108,000 for the six months ended June 30, 1999 to $63,000 for the six months ended June 30, 2000. The reduction in net interest income is due to lower cash balances and short-term investments for the first six months ended June 30, 2000 compared to the same period in 1999. The Company incurred nominal interest expense in the first six months ended June 30, 2000 due to borrowings on the line of credit. As of June 30, 2000 the Company had no borrowings under its line of credit. The Company has invested in short-term money market instruments and commercial paper.

Goodwill Impairment

During the quarter ended June 30, 1999, the Company incurred a non-cash writedown of $1,941,000 in goodwill as a result of its July 1997 purchase of AMBIA Corporation (Mountain View). No such writedowns were effected during the quarter ended June 30, 2000.

Net Loss

As a result of the above, the net loss decreased by $3,306,000 or 91%, from $3,651,000 for the six months ended June 30, 1999 to $346,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $1,548,000. Net working capital at June 30, 2000 amounted to $2,257,000 as compared to $2,309,000 at June 30, 1999. The Company had no borrowings in the second quarter ended June 30, 2000. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. This facility expires in October 2000. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements.

Net cash used in operating activities for the three months ended June 30, 2000 of $1,055,000 was due to the Company's net loss for the period of $346,000, and an increase in accounts receivable of $1,562,000. This was partially offset by an increase in accounts payable and accrued expenses of $722,000, depreciation and amortization expenses of $253,000, and a decrease in deferred revenue of $139,000.

Net cash provided by investing activities for the three months ended June 30, 2000 of $296,000 was due to a net decrease in short-term investments of $500,000, the purchase of fixed assets of $195,000, and business acquisition costs of $9,000 attributed to the purchase of a business unit from Earth Satellite Corporation.

Net cash provided by financing activities for the three months ended June 30, 2000 of $178,000 was due to the issuance of common stock to employees exercising stock options and participating in the employee stock purchase plan.

Net cash flow from operating activities for the three months ended June 30, 2000 was not sufficient to fund the operations of the business. However, management believes that available working capital will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

Contingencies

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1994. On April 5, 2000, audits began for years 1995 through 1998, and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations. As of June 30, 2000, the audit has not been completed.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

IMPACT OF THE YEAR 2000

To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. The Company had spent approximately $23,800 primarily for capital expenditures as of December 31, 1999 to become Year 2000 compliant. As of June 30, 2000, the Company has not incurred any additional external costs and has not experienced any problems associated with Year 2000.

PART II.   OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 31, 2000. A total of 4,622,377 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting.

The only proposal voted upon by stockholders was the election of directors. The following persons were nominated and elected by the votes indicated to serve as members of the Board of Directors for one year or until their successors are elected and qualified: Richard T. Bueschel (3,439,295 shares for and 713,998 shares withheld), Alan S. Fisher (4,094,192 shares for and 59,101 shares withheld), Laurence C. Glazer (3,428,418 shares for and 724,875 shares withheld), Robert M. Leopold (3,428,418 shares for and 724,875 shares withheld), Isaac M. Pollack (3,428,368 shares for and 724,925 shares withheld), Millard H. Pryor, Jr. (4,094,192 shares for and 59,101 shares withheld) and Steven M. Samowich (4,113,889 shares for and 39,404 shares withheld).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)      EXHIBITS

                     EXHIBIT NO.                                              DOCUMENT

                          27                                              Financial Data Schedule


(b) REPORTS ON FORM 8 - K. The Company filed a Form 8 - K on June 21, 2000 stating that it had been selected by a U.S. Government Agency as the prime contractor to provide a complex intelligence management system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INFODATA SYSTEMS INC.


                                              BY:  STEVEN M. SAMOWICH
                                                   ------------------
                                                   Steven M. Samowich
                                                   President and CEO
Date:  August 2, 2000

                                              BY:  GARY I. GORDON
                                                   --------------
                                                   Gary I. Gordon
                                                   Principal Accounting Officer
#81417