Form 10QSB
period 2000-09-30
INFODATA SYSTEMS INC
filed 2000-11-14
CIK 50420

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10416

                              INFODATA SYSTEMS INC.
              ----------------------------------------------------
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
Yes    X      No
    -------      -------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 3, 2000 as reported on the Nasdaq Small Cap market, was approximately $5,700,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,693,913 on November 3, 2000.

Transitional Small Business Disclosure Format:        Yes  [  ]      No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES



                                      INDEX

                                                                                                 Page (s)
PART I.   FINANCIAL INFORMATION
         Item 1.           Financial Statements (Unaudited)

                           Consolidated Statements of Operations                                 3
                              Three Months Ended September 30, 2000 and 1999

                           Consolidated Statements of Operations                                 4
                              Nine Months Ended September 30, 2000 and 1999

                           Condensed Consolidated Balance Sheets                                 5
                              September 30, 2000 and December 31, 1999

                           Consolidated Statements of Cash Flows                                 6
                              Nine Months Ended September 30, 2000 and 1999

                           Notes to Consolidated Financial Statements                            7-11

         Item 2.           Management's Discussion and Analysis                                  11-18


PART II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                      19


SIGNATURES                                                                                       19

PART I.  FINANCIAL INFORMATION

ITEM 1.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                    2000              1999
                                                                                 -----------       ------------
Revenues                                                                         $    3,585        $     2,444

Cost of revenues                                                                      2,949              1,940
                                                                                 -----------       ------------

Gross profit                                                                            636                504
                                                                                 -----------       ------------

Operating expenses:
     Research and development                                                           110                 29
     Selling, general and administrative                                              1,211              1,353
                                                                                 -----------       ------------
                                                                                      1,321              1,382
                                                                                 -----------       ------------

Operating loss                                                                         (685)              (878)

Interest income                                                                          20                 44

Interest expense                                                                         (8)                --
                                                                                 -----------       ------------

Net loss                                                                         $     (673)       $      (834)
                                                                                 ===========       ============

Net loss per share,  basic and diluted                                           $    (0.14)       $     (0.18)
                                                                                 ===========       ============

Weighted average shares outstanding                                                   4,682              4,541
                                                                                 ===========       ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                    2000              1999
                                                                                 -----------       ------------
Revenues                                                                         $    9,973        $     8,118
Cost of revenues                                                                      7,395              6,065
                                                                                 -----------       ------------
Gross profit                                                                          2,578              2,053
                                                                                 -----------       ------------
Operating expenses:
     Research and development                                                           254                620
     Selling, general and administrative                                              3,416              4,129
     Goodwill impairment                                                                 --              1,941
                                                                                 -----------       ------------
                                                                                      3,670              6,690
                                                                                 -----------       ------------
Operating loss                                                                       (1,092)            (4,637)
Interest income                                                                          83                152
Interest expense                                                                        (10)                --
                                                                                 -----------       ------------
Net loss                                                                         $   (1,019)       $    (4,485)
                                                                                 ===========       ============
       Net loss per share, basic and diluted                                     $    (0.22)       $     (0.99)
                                                                                 ===========       ============
Weighted average shares outstanding                                                   4,656              4,537
                                                                                 ===========       ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                            2000               1999
                                                                      -----------------  -----------------
ASSETS
Current assets
        Cash and cash equivalents                                     $            587   $            929
        Short-term investments                                                     700              1,700
        Accounts receivable, net of allowance of $56                             2,708              1,358
        Related party receivable                                                   124                 --
        Other current assets                                                        96                 93
                                                                      -----------------  -----------------
                 Total current assets                                            4,215              4,080
                                                                      -----------------  -----------------
Property and equipment, at cost:
        Furniture and equipment                                                  3,291              3,006
        Less accumulated depreciation and amortization                          (2,941)            (2,773)
                                                                      -----------------  -----------------
                                                                                   350                233
Intangibles, net of accumulated amortization of $3,679 and $3,450                  178                247
Related party receivable                                                           190                 --
Other assets                                                                        64                 76
                                                                      -----------------  -----------------
Total assets                                                          $          4,997   $          4,636
                                                                      =================  =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Line of credit                                                $            436   $             --
        Accounts payable                                                           771                317
        Accrued expenses                                                         1,154                833
        Deferred revenue                                                           391                621
                                                                      -----------------  -----------------
                 Total current liabilities                                       2,752              1,771
Shareholders' equity
        Common stock                                                               138                136
        Additional paid-in capital                                              20,090             19,693
        Accumulated deficit                                                   (17,983)           (16,964)
                                                                      -----------------  -----------------
                 Total shareholders' equity                                      2,245              2,865
                                                                      -----------------  -----------------
Total liabilities and shareholders' equity                            $          4,997   $          4,636
                                                                      =================  =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             2000           1999
                                                                         -------------  -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                              $     (1,019)  $     (4,485)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Equity stock compensation                                                    --             43
      Depreciation and amortization                                               168            291
      Goodwill impairment                                                          --          1,941
      Goodwill and other intangible amortization                                  229            359
      Provision for doubtful accounts                                              --           (29)
   Changes in operating assets and liabilities:
      Related party receivable                                                   (314)            --
      Accounts receivable                                                      (1,350)           963
      Other assets                                                                  9             54
      Accounts payable                                                            454           (172)
      Accrued expenses                                                            380             42
      Deferred revenue                                                           (230)          (534)
                                                                         -------------  -------------
                   Net cash used in operating activities                       (1,673)        (1,527)
                                                                         -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (285)          (175)
   Purchases of short-term investments                                         (1,200)        (4,330)
   Proceeds from maturity of short-term investments                             2,200          4,359
   Business acquisition costs                                                     (19)            --
                                                                         -------------   ------------
            Net cash provided by (used in) operating activities                   696           (146)
                                                                         -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                           --             (6)
   Net borrowings (repayments) from short-term debt                               436             --
   Issuance of common stock                                                       199            118
                                                                         -------------   ------------
                   Net cash provided by financing activities                      635            112
                                                                         -------------   ------------
   Net decrease in cash and cash equivalents                                     (342)        (1,561)
   Cash and cash equivalents at beginning of period                               929          2,200
                                                                         -------------   ------------
   Cash and cash equivalents at end of period                            $        587    $       639
                                                                         =============   ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, the accompanying unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1) Revenue Recognition - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", as amended. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are recognized when the services are performed and collection is determined to be probable. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

     The Company also provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. The related revenue is recognized when customers have accepted the products.

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

3) New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB
     101) which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, which deferred the effective date of SAB 101 to October 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations, cash flows or financial position. However, the guidance may impact the way in which the Company will account for future transactions.

NOTE C - RISK AND UNCERTAINTIES

Net cash flow from operating activities for the nine months ended September 30, 2000 was not sufficient to fund the operations of the business. However, management believes that available working capital combined with borrowings against the Company's line of credit will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

The Company is currently negotiating the sale of certain non-marketable investment assets and exploring other alternatives to generate cash to fund operations and working capital needs. However, there can be no assurance that such capital will be available on a timely basis or at all.

NOTE D - LINE OF CREDIT

The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables at a per annum rate equal to the sum of 2.9% plus the 30 day commercial paper rate. Currently, this per annum rate approximates the prime rate (9.5% at September 30, 2000). Advances on the facility are based on eligible accounts receivable less than 90 days old. The facility expires on November 30, 2000. The Company is currently negotiating a renewal on the line of credit. As of September 30, 2000 the Company had $432,000 of borrowings and $4,000 of accrued interest under the line of credit. As of that date, the Company had $568,000 available under its line. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements.

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid was $6,000 and $0 for the periods ended September 30, 2000 and 1999, respectively.

Supplemental disclosure of Cash Flows information:

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              2000              1999
                                                                              ----              ----
   Non-cash investing and financing activities:
   Business acquisition in exchange for common stock                          $142              $  -

NOTE F - BUSINESS AQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common Stock with a per share fair value of $3.563, equal to the trading price of the Company's Common Stock on that date. The adjusted acquisition cost was approximately $161,190, including $18,670 of direct cost attributed to the acquisition. The purchase price was attributed to the business unit's sole contract. The final acquisition value of the contract is being amortized over its life of 18 months.

NOTE G - SEGMENT REPORTING

The table below presents information about reported segments for the three and nine months ended September 30, 2000 and 1999, as well as a reconciliation to the reported loss before income taxes.

                              INFODATA SYSTEMS INC.
                               THREE MONTHS ENDED
                               SEPTEMBER 30, 2000
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                                             --------------------------------------------------------------------
                                                    SOLUTIONS     THIRD PARTY        PROPRIETARY           TOTAL
                                                                     PRODUCTS           PRODUCTS
                                             --------------------------------------------------------------------
  Revenues                                        $     3,047     $       150          $     388        $  3,585
  Direct costs                                          1,635             135                 63           1,833
                                             --------------------------------------------------------------------
  Segmental profit                                $     1,412     $        15          $     325           1,752
                                                  ===========     ===========          =========
  Research and development                                                                                  (110)
  Other costs not allocated to                                                                            (2,327)
       segments, primarily selling,
       general and administrative
  Interest income - net                                                                                       12
                                                                                                        ---------
  Loss before income taxes                                                                              $   (673)
                                                                                                        =========


                              INFODATA SYSTEMS INC.
                               THREE MONTHS ENDED
                               SEPTEMBER 30, 1999
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                             --------------------------------------------------------------------
                                                    SOLUTIONS     THIRD PARTY        PROPRIETARY           TOTAL
                                                                     PRODUCTS           PRODUCTS
                                             --------------------------------------------------------------------
  Revenues                                           $  1,472     $       484         $      488        $   2,444
  Direct costs                                            810             451                 35            1,296
                                             --------------------------------------------------------------------
  Segmental profit                                   $    662     $        33         $      453            1,148
                                                     ========     ===========         ==========
  Research and development                                                                                    (29)
  Other costs not allocated to                                                                             (1,997)
        segments, primarily selling,
        general and administrative
  Goodwill impairment
  Interest income - net                                                                                        44
                                                                                                        ---------
  Loss before income taxes                                                                              $    (834)
                                                                                                        =========

                              INFODATA SYSTEMS INC.
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             --------------------------------------------------------------------
                                                    SOLUTIONS     THIRD PARTY        PROPRIETARY           TOTAL
                                                                     PRODUCTS           PRODUCTS
                                             --------------------------------------------------------------------
  Revenues                                          $   8,007       $     646         $    1,320       $   9,973
  Direct costs                                          4,131             597                163           4,891
                                             --------------------------------------------------------------------
  Segmental profit                                  $   3,876       $      49         $    1,157       $   5,082
                                                    =========       =========         ==========
  Research and development                                                                                  (254)
  Other costs not allocated to                                                                            (5,920)
       segments, primarily selling,
       general and administrative
  Interest income - net                                                                                       73
                                                                                                       ----------
  Loss before income taxes                                                                             $  (1,019)
                                                                                                       ==========


                              INFODATA SYSTEMS INC.
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
                               SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             --------------------------------------------------------------------
                                                    SOLUTIONS     THIRD PARTY        PROPRIETARY           TOTAL
                                                                     PRODUCTS           PRODUCTS
                                             --------------------------------------------------------------------
  Revenues                                          $   4,619      $    1,345         $    2,154       $   8,118
  Direct costs                                          2,306           1,285                116           3,707
                                             --------------------------------------------------------------------
  Segmental profit                                  $   2,313      $       60         $    2,038           4,411
                                                    =========      ==========         ==========
  Research and development                                                                                  (620)
  Other costs not allocated to                                                                            (6,487)
        segments, primarily selling,
        general and administrative
  Goodwill impairment                                                                                     (1,941)
  Interest income - net                                                                                      152
                                                                                                       ---------
  Loss before income taxes                                                                             $  (4,485)
                                                                                                       =========

Note H - Related Party Transaction

In March 2000, the Company was engaged by Claria Corporation (Claria) to provide web-based design and development services. Through September 30, 2000 the Company recognized approximately $400,000 in revenue and related receivables under its contract with Claria. Claria, an on-line recruiting firm, informed the Company in September that it would be unable to continue to make timely payments pursuant to the terms of the contract. Alan S. Fisher, the vice-chairman of the Company, is the chairman of the board of directors of Claria. On November 13, Claria executed a twenty-four (24) month promissory note in the principal amount of $314,396, the net sum due to the Company.

This note bears 9.63% interest and is personally guaranteed by Alan S. Fisher and Razi Mohiuddin, a director of Claria and a former officer of Infodata Systems Inc. Consequently, management believes the amounts associated with these services to be fully collectible.

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

Company Overview

The Company provides its customers with complex information technology solutions and design and implementation of complex e-business systems for emerging B2B companies with short time-to-market requirements and the design and development of web-based knowledge management (KM) systems, and electronic document management (EDM) systems. These products and services are provided in three market segments. The segments consist of (i) business-to-business (B2B) web-site design solutions, knowledge management consulting, or "e-Content" solutions ("Solutions"), (ii) sales of proprietary products such as Compose, INQUIRE/text ("Proprietary Products"), and (iii) the sale of third party software and hardware ("Third Party Products") on a limited basis. Solutions includes web-based knowledge management systems integration, document management analysis and implementation, web-site design, system architecture, application development, and turnkey implementation of complex B2B web infrastructures and consulting services surrounding the implementation of proprietary products, and Third Party Products coupled with other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Aerial and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended September 30, 2000, Solutions accounted for 85% of total revenue, Proprietary Products accounted for 11% and Third Party accounted for the remaining 4%.

At September 30, 2000, the Company had a net operating loss ("NOL") aggregating approximately $12,874,000 available to affect future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOL. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOL, a full valuation allowance has been established with respect to the deferred tax asset.

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

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The acquisition of the business unit brings additional customer and teaming contracts which expand the Company's presence in the Intelligence community including a discipline known as Information Warfare. In conjunction with this acquisition the Company issued 40,000 shares of Common Stock with a fair value of $142,520. During the second and third quarter the Company incurred additional direct costs of $18,670 associated with the acquisition. The final acquisition cost was $161,190.

Deferred revenue at September 30, 2000 was $391,000. This related primarily to amounts from maintenance revenues on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenues from consulting services carry lower gross margins than deferred revenues on maintenance agreements.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue increased by $1,141,000, or 47%, for the three months ended September

30, 2000 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:



                          (Dollar Amounts in Thousands)
                               THREE MONTHS ENDED

                                             SEPTEMBER 30, 2000      SEPTEMBER 30, 1999    INCREASE (DECREASE) %
                                             ------------------      ------------------    ---------------------
                             SOLUTIONS
                             ---------
                    Business Solutions             $      1,817             $       484             275%
                          Intelligence                    1,141                     861              33%
                               Inquire                       89                     127             (30%)
                                       ------------------------------------------------------------------------------
               Total Solutions Revenue             $      3,047             $     1,472             107%
                                       ==============================================================================

                  PROPRIETARY PRODUCTS
                  --------------------
                    Compose and Others             $        141                     193             (27%)
                          INQUIRE/Text                      247                     295             (16%)
                                       ------------------------------------------------------------------------------
            Total Proprietary Products
                               Revenue             $        388             $       488             (20%)
                                       ==============================================================================

            TOTAL THIRD PARTY PRODUCTS
            --------------------------
                               Revenue             $        150             $       484             (69%)
                                       ==============================================================================
                         Total Revenue             $      3,585             $     2,444              47%
                                       ==============================================================================


Revenues from Solutions increased overall by $1,575,000, or 107%, from $1,472,000 for the three months ended September 30, 1999 to $3,047,000 for the three month period ended September 30, 2000. The Business Solutions unit within the Solutions segment increased by $1,333,000, or 275%, from $484,000 for the three months ended September 30, 1999 to $1,817,000 for the three months ended September 30, 2000 due to increases in consulting services. In the third quarter ended September 30, 2000 loss of revenue of $32,000 for training and Mountain View consulting due to the de-emphasis of those operations was more than offset by $805,000 of e-commerce B2B revenue. Excluding training and Mountain View revenues the Business Solutions revenue increased by $1,365,00 or 314%, from $435,000 for the three months ended September 30, 1999 to $1,800,000 for the third quarter ended September 30, 2000. The Intelligence Solutions unit within the Solutions segment increased by $280,000, or 33%, from $861,000 for the three months ended September 30, 1999 to $1,141,000 for the three months ended September 30, 2000, due to an increase in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $38,000, or 30%, from $127,000 for the three months ended September 30, 1999 to $89,000 for the third quarter ended September 30, 2000 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.


Proprietary Product revenue decreased by $100,000, or 20%, from $488,000 for the three months ended September 30, 1999 to $388,000 for the three months ended September 30, 2000. There were declines in Aerial, Re:mark and other related products partially offset by an increase in Compose and related maintenance. The Company expects that INQUIRE/Text related revenue should continue to decline over time as customers move applications off mainframes.

Third Party Product sales decreased by $334,000, or 69%, from $484,000 for three months ended September 30,1999 to $150,000 for the three months ended September 30, 2000. Revenues decreased as the Company's decision to refocus a majority of its business away from sales of lower gross margin products.

Gross Profit

Gross profit increased by $132,000, or 26%, from $504,000 for the three months ended September 30, 1999 to $636,000 for the three months ended September 30, 2000. The increase in gross profit is attributed to increases in consulting services offset in part by the decline in high margin INQUIRE/Text maintenance revenues.

Gross profit as a percent of revenues decreased from 21% for the three months ended September 30, 1999 to 18% for the three months ended September 30, 2000. The decrease in gross profit is attributed to lower profit margins on various consulting service fixed price contracts and increased hiring in consulting personnel.

Research and Development Expenses

Research and development expenses increased $81,000, or 279%, from $29,000 for the three months ended September 30, 1999 to $110,000 for the three months ended September 30, 2000. The increase was attributed to the Company's decision to enhance an existing product for which the Company is a reseller.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $142,000, or 10%, from $1,353,000 for the three months ended September 30, 1999 to $1,211,000 for the three months ended September 30, 2000. The decrease was due to a reduction in selling costs.

Interest Income and Expense

Net interest income decreased $32,000, or 73%, from $44,000 for the three months ended September 30, 1999 to $12,000 for the three months ended September 30, 2000. The reduction in net interest income is due to lower cash balances and short-term investments in the third quarter ended September 30, 2000 compared to the same quarter ended September 30, 1999. The Company incurred nominal interest expense in the third quarter due to borrowings on the line of credit. As of September 30, 2000, the Company had $432,000 of borrowings under the line of credit and $ 4,000 of accrued interest. The Company has invested in short-term money market instruments.

Net Loss

As a result of the above, the net loss decreased by $161,000, or 19%, from $834,000 for the three months ended September 30, 1999 to $673,000 for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Total revenue increased by $1,855,000, or 23%, for the nine months ended September 30, 2000 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                          (Dollar Amounts in Thousands)
                                NINE MONTHS ENDED

                                            SEPTEMBER 30, 2000       SEPTEMBER 30, 1999    INCREASE (DECREASE) %
                                            ------------------       ------------------    ---------------------
                             SOLUTIONS
                             ---------
                    Business Solutions             $     5,028           $        2,014            150%
                          Intelligence                   2,708                    2,208             23%

                               Inquire                     271                      397            (32%)
                                       -----------------------------------------------------------------------------
               Total Solutions Revenue             $     8,007           $        4,619             73%
                                       =============================================================================

                  PROPRIETARY PRODUCTS
                  --------------------
                    Compose and Others             $       507           $        1,136            (55%)
                          INQUIRE/Text                     813                    1,018            (20%)
                                       -----------------------------------------------------------------------------
            Total Proprietary Products
                               Revenue             $     1,320           $        2,154            (39%)
                                       =============================================================================

            TOTAL THIRD PARTY PRODUCTS
            --------------------------
                               Revenue             $       646           $        1,345            (52%)
                                       =============================================================================

                         Total Revenue             $     9,973           $        8,118             23%
                                       =============================================================================


Revenues from Solutions increased overall by $3,388,000, or 73%, from $4,619,000 for the nine months ended September 30, 1999 to $8,007,000 for the nine month period ended September 30, 2000. The Business Solutions unit within the Solutions segment increased by $3,014,000, or 150%, from $2,014,000 for the nine months ended September 30, 1999 to $5,028,000 for the nine months ended September 30, 2000 due to increases in consulting services. For the nine months ended September 30, 2000, loss of revenue of $364,000 for training and Mountain View consulting due to the de-emphasis of those operations was more than offset by $2,055,000 of e-commerce B2B revenue. Excluding training and Mountain view revenues the Business Solutions revenue increased by $3,378,000, or 213%, from $1,589,000 for the nine months ended September 30, 1999 to $4,967,000 for the third quarter ended September 30, 2000. The Intelligence Solutions unit within the Solutions segment increased by $500,000, or 23%, from $2,208,000 for the nine months ended September 30, 1999 to $2,708,000 for the nine months ended September 30, 2000 due to an increase in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $126,000, or 32%, from $397,000 for the nine months ended September 30, 1999 to $271,000 for the third quarter ended September 30, 2000 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $834,000, or 39%, from $2,154,000 for the nine months ended September 30, 1999 to $1,320,000 for the nine months ended September 30, 2000. In the first quarter of 1999, revenue from the Adobe license of $500,000 was earned and there was no equivalent revenue in the first nine months of 2000. There were declines in Aerial, Re:mark and other related products partially offset by an increase in Compose. The Company expects that

INQUIRE/Text related revenue should continue to decline over time as customers move applications off mainframes.

Third Party Product sales decreased by $699,000, or 52%, from $1,345,000 for the nine months ended September 30,1999 to $646,000 for the nine months ended September 30, 2000. Revenues decreased as the Company's decision to refocus a majority of its business away from sales of lower gross margin products.

Gross Profit

Gross profit increased by $525,000, or 26%, from $2,053,000 for the nine months ended September 30, 1999 to $2,578,000 for the nine months ended September 30, 2000. The overall increase in gross profit for the nine months ended September 30, 2000 compared to nine months ended September 30, 1999 is attributed to increases in consulting revenues offset in part by the decline in high margin INQUIRE/Text maintenance revenues.

Gross profit as a percent of revenues increased from 25% for the nine months ended September 30, 1999 to 26% for the nine months ended September 30, 2000. The nominal increase in gross margin is attributed to higher profit margins on various consulting service fixed price contracts for the nine months ended September compared to the same period in 1999.

Research and Development Expenses

Research and development expenses decreased $366,000, or 59% from $620,000 for the nine months ended September 30, 1999 to $254,000 for the nine months ended September 30, 2000. The overall decrease was attributed to the Company's decision to reduce development of its proprietary products even though there was increased spending for Research and Development in the third quarter ended September 30, 2000 for the enhancement of an existing product for which the Company is a reseller.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $713,000, or 17%, from $4,129,000 for the nine months ended September 30, 1999 to $3,416,000 for the nine months ended September 30, 2000. The decrease was due to a reduction in selling costs.

Interest Income and Expense

Net interest income decreased $79,000, or 52%, from $152,000 for the nine months ended September 30, 1999 to $73,000 for the nine months ended September 30, 2000. The reduction in net interest income is due to lower cash balances and short-term investments for the first nine months ended September 30, 2000 compared to the same period in 1999. The Company incurred interest expense in the first nine months ended September 30, 2000 due to borrowings on the line of credit. As of September 30, 2000 the Company had $432,000 of borrowings and $4,000 of accrued interest under its line of credit. The Company has invested in short-term money market instruments and commercial paper.

Goodwill Impairment

During the quarter ended June 30, 1999, the Company incurred a non-cash writedown of $1,941,000 in goodwill as a result of its July 1997 purchase of AMBIA Corporation (Mountain View). No such write-downs occurred during the nine months ended September 30, 2000.

Net Loss

As a result of the above, the net loss decreased by $3,466,000, or 77%, from $4,485,000 for the nine months ended September 30, 1999 to $1,019,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash, cash equivalents and short-term investments of $1,287,000. Net working capital at September 30, 2000 amounted to $1,653,000 as compared to $2,309,000 at September 30, 1999. The Company had $ 432,000 of borrowings and accrued interest of $4,000, under its line of credit at September 30, 2000. The reason for the increase in borrowings is due to working capital needs. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. This facility expires on November 30, 2000. The Company is currently negotiating a renewal of its line of credit. The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of quarterly and monthly financial information. The Company is currently in compliance with these funding requirements.

Net cash used in operating activities for the nine months ended September 30, 2000 of $1,673,000 was due to the Company's net loss for the period of $1,019,000, and an increase in accounts receivable of $1,664,000. The increase in accounts receivable was due to increases in revenue. In addition, as discussed in Note F to the Consolidated Financial Statements, related party customer was unable to make payments as due under a contract and subsequent to September 30, 2000 converted its accounts receivable into a promissory note personally guaranteed by the Vice-Chairman of Infodata. This was partially offset by an increase in accounts payable and accrued expenses of $834,000, depreciation and amortization expenses of $397,000, and a decrease in deferred revenue of $230,000.

Net cash provided by investing activities for the nine months ended September 30, 2000 of $696,000 was due to a net decrease in short-term investments of $1,000,000, the purchase of fixed assets of $285,000, and business acquisition costs of $19,000 including $10,000 of accrued registration costs attributed to the purchase of a business unit from Earth Satellite Corporation.

Net cash provided by financing activities for the nine months ended September 30, 2000 of $635,000 was due to the issuance of common stock to employees exercising stock options and participating in the employee stock purchase plan and $436,000 of borrowings under the line of credit which includes $4,000 of accrued interest.

Net cash flow from operating activities for the nine months ended September 30, 2000 was not sufficient to fund the operations of the business. However, management believes that available working capital combined with borrowings against the Company's line of credit will be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

The Company is currently negotiating the sale of certain non-marketable investment assets and exploring other alternatives to generate cash to fund operations and working capital needs. However, there can be no assurance that such capital will be available on a timely basis or at all.

Contingencies

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1994. On April 5, 2000, audits began for years 1995 through 1998, and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations. As of September 30, 2000, the audit has not been completed. The Company anticipates the completion of the audit by December 31, 2000.

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

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)  EXHIBITS

                      EXHIBIT NO.                                                DOCUMENT
                          27                                              Financial Data Schedule

(b) REPORTS ON FORM 8 - K. The Company filed a Form 8 - K on July 5, 2000 reporting an agreement entered into on June 14, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INFODATA SYSTEMS INC.


                                               BY:  STEVEN M. SAMOWICH
                                                    ------------------
                                                    Steven M. Samowich
                                                    President and CEO
Date: November 14, 2000

                                               BY:  GARY I. GORDON
                                                    --------------
                                                    Gary I. Gordon
                                                    Chief Accounting Officer
#84035