Form 10KSB
period 2000-12-31
INFODATA SYSTEMS INC
filed 2001-04-02
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-10416

           ---------------------------------------------------------
                             INFODATA SYSTEMS INC.
             (Exact Name of Small Business Issuer in its Charter)
                              Virginia 16-0954695
         (State of Incorporation) (I.R.S. Employer Identification No.)

12150 Monument Drive, Fairfax, Virginia                               22033
 (Address of Principal Executive Office)                            (Zip Code)

                  (703) 934-5205 (Issuer's Telephone Number)
           ---------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ending December 31, 2000 are $13,022,000.

As of March 15, 2001, there were 4,723,387 common shares outstanding. As of March 15, 2001, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $4,704,000.

Item 6 (Management's Discussion & Analysis of Financial Condition and Results of Operations), Consolidated Financial Statements, and Notes to Consolidated Financial Statements to be filed by amendment.

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

Solutions

The Solutions business consists of designing, developing and implementing web-based knowledge management (KM), content management, and e-Commerce systems solutions for commercial and government clients. Solutions include web-based KM systems integration, document management analysis and implementation, web-site design, systems architecture, application development and turnkey implementation of complex e-Commerce web infrastructures and consulting services surrounding the implementation of proprietary products. These solutions may include application frameworks ("Frameworks"), the Company's proprietary software products, or other commercial-off-the-shelf
(COTS) products. Frameworks are Infodata-owned software modules that are licensed to the customer and become components of the total solution.
Application frameworks are repeatable, reusable software components that shorten implementation time and improve time-to-market for customers. These frameworks include e-Hub Framework, a data transformation and tagging engine, and AnnoDoc, web-based annotation framework which provides users the ability to mark-up and annotate documents through a web browser. This re-use of proven software code facilitates the expedient implementation of custom solutions while also mitigating performance risk. Solutions represent the largest segment of the Company's business.

Proprietary Products

Proprietary Products include INQUIRE(R)/Text, WebINQUIRE(R), the Company's Adobe Acrobat plug-in products Compose(R) and Aerial(R), and the annual support arrangements associated with each of these products.

INQUIRE/Text  is a full-text  retrieval  product used for  storing,  indexing, retrieving, and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text software is used by major companies, utilities, hospitals and government agencies for automating document-centered applications such as on-line manuals, legislative tracking and regulatory compliance, library management, litigation support, medical records and government and military intelligence.

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

Compose is an Adobe Acrobat plug-in that automates and streamlines document production tasks such as the creation of 1) tables of contents, 2) hyperlinks,
3) document indexes, and 4) other document navigation features.

Aerial is an Adobe Acrobat plug-in that permits the user to convert a document from PDF format to rich text format (RTF) so that it may be edited with MS Word or other word processing software.

Third Party Products

Third Party Products refers to software and hardware that is 1) manufactured by a third party, 2) purchased by Infodata, and 3) resold by Infodata to its customer. Due to the low gross margins typically associated with the sale of Third Party Products, the Company engages in such transactions only when they are coupled with Solutions engagements or when the customer is of strategic importance.

Business Strategy

The Company focuses its efforts in two business areas:

o    Solutions, which includes:

     o KM & e-Business Solutions, which includes web-based knowledge management, or "e-content" solutions, and B2B e-business solutions; and

     o Intelligence systems, which includes knowledge management consulting and systems integration services provided to the U.S. Intelligence Community.

o    Proprietary Products, particularly:

     o    Compose, the proprietary Adobe Acrobat Exchange plug-in product; and

     o    INQUIRE/Text - the proprietary mainframe text retrieval software.

Industry Background

The knowledge management industry continues to grow rapidly and offer a great deal of opportunity. According to the research firm International Data Corporation (IDC), the worldwide knowledge management services market, including consulting, implementation, operations, maintenance and training will increase from $1.3 billion in 1999 to over $10.2 billion by 2004 with a five year compounded annual growth rate (CAGR) of 51%. The total knowledge management software market is expected to increase to $5.4 billion in 2004 from $1.4 billion in 1999 for a CAGR of 31%.

Systems facilitating knowledge management have traditionally been expensive to procure and difficult to implement. Companies with the expertise to analyze, identify, recommend, design, develop, and implement such solutions are increasingly in demand.

Sales and Marketing

In 2000, the Company focused on recruiting and building a well-rounded sales and marketing organization. As a result of its investment, Infodata has rapidly built a network of high quality pharmaceutical, financial, discrete manufacturing, and government prospects. Infodata continues to build its sales pipeline through direct sales efforts.

Competitors

The market for the Company's knowledge management solutions is intensely competitive and subject to rapid change as a result of technological advances, new product introductions and marketing activities by industry participants. Infodata faces a number of competitors in the knowledge management solutions market. In the commercial market, the primary competitors include Documentum, Burntsand, FCG, and other Documentum service providers. In the government sector, the Company faces competition from other government contractors who bid on knowledge, document and records management projects.

Current and potential competitors may have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, better name recognition and/or a larger installed customer base than the Company.

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

Customers

The Company targets both commercial and government markets. Many major companies and government organizations use the Company's products and services. Sales to government customers represented approximately 50% of revenues in 2000 and approximately 65% in 1999. However, only one government customer accounted for more than 10% of the Company's revenue during 2000 and 1999 respectively.

Certain  of  the  Company's   contracts  with  government   organizations  are
competitively awarded after a formal bid and proposal competition among qualified bidders. These contracts may be cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, or fixed price contracts.


     o Cost-plus-fixed-fee contracts provide for the reimbursement of incurred costs during contract performance, to the extent that such costs are allowable and allocable, and the payment of a fixed fee. The size of the fee is limited by federal guidelines to a set percentage of the contract value.

     o    Cost-plus-award-fee    contracts    typically    provide   for   the
          reimbursement of costs and fee based upon a periodic evaluation of the Company's performance against specified criteria.

     o Under time and materials contracts, the Company agrees to provide certain categories of labor that satisfy established education and experience qualifications at a fixed hourly rate. In these cases, the Company bears the risk that costs may exceed the fixed hourly rate, and the Company realizes all of the benefit or detriment resulting from decreases or increases in the cost per hour of performing the work.

     o Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the work.

Under certain circumstances and within prescribed timeframes, government contracts awarded to the Company are subject to protest by competitors. Further, the Company's government contracts contain standard termination clauses that permit the government to terminate the contracts at any time, without cause.

To enter into engagements with the government, compliance with various procurement regulations is required. The modification of existing regulations or the adoption of new regulations could materially adversely affect the Company by increasing its costs of competing for or performing government contracts. Any violation of these regulations could result in contract termination, the imposition of fines, and/or debarment from award of subsequent government contracts.

Government contracts are subject to modification or termination in the event of changes in funding. The Company's contract costs and revenue are subject to adjustment as a result of audits performed by the Defense Contract Audit Agency (DCAA) and/or other government auditors. The DCAA routinely audits cost-reimbursement contracts to verify that costs have been properly charged to the government. Many of the Company's government contracts require certain of its employees to maintain security clearances complying with the requirements of various government agencies.

Research and Development

The Company's 2000 Research and Development (R&D) expenses were reduced from 1999 levels due to its decision to limit spending on the development of Frameworks and on enhancements to its proprietary software product, Compose.

Proprietary Rights

The Company has secured the protection of a registered service mark for the name INFODATA. It also owns the following registered trademarks: INQUIRE, WebINQUIRE, AMBIA, Aerial, Re:mark, Compose, and VFC. The Company relies primarily on a combination of copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights.

The Company licenses rather than sells its software. The license agreements impose certain restrictions on the licensees' ability to utilize the software. The Company seeks to avoid disclosure of its trade secrets, including, but not limited to, (i) requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and (ii) restricting access to the Company's source codes. Trade secret and copyright laws afford only limited protection.

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

The Company also relies on certain software that it licenses from third parties. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms.

Employees

As of March 15, 2001, the Company had a total of 94 employees, of which 66 were technical professionals, 7 comprised the sales and marketing staff, and the remainder was involved in management, corporate security, administration, contracts, and accounting. The Company's employees are not represented by any unions and the Company has not experienced any work stoppages.

Item 2. Description of Property

The Company leases 25,950 square feet of office space for its headquarters and operations in Fairfax, Virginia. The term of the lease is through July 31, 2003. Payments under the lease were approximately $604,000 in 2000 and are expected to be $620,000 in 2001.

The Company also leases approximately 4,800 square feet of office space in Mountain View, California as a result of the AMBIA acquisition in July 1997. The term of the lease is through May 31, 2001. Payments under the lease were approximately $196,000 in 2000, are expected to be $78,000 in 2001. Cash payments to the Company associated with subleases for this office space were approximately $186,000 in 2000, are expected to be $101,000 in 2001.

Item 3. Legal Proceedings

The Company is presently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4a.  Executive Officers

The following information relates to executive officers of the Company as of March 15, 2001.

   Name                        Age                      Position
   ----                        ---                      --------
Steven M. Samowich             50       President and Chief Executive Officer
Harry Kaplowitz                57       Executive Vice President
Gary I. Gordon                 47       Chief Accounting Officer
Curtis D. Carlson              36       Secretary

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

Harry Kaplowitz, a founder of the Company, has served as an Executive Vice President from 1980 to 1989 and from November 1997 to present. He served as a director of the Company from 1980 to May 2000. From 1991 to January 1993, Mr. Kaplowitz served as Chairman of the Board of Directors and from 1991 to November 1997 he served as President of the Company. From 1973 to 1980, he was a Vice President of the Company. Mr. Kaplowitz has a BS in Electrical Engineering from the Massachusetts Institute of Technology and an MBA from the Wharton Graduate School.

Gary I. Gordon has been Chief Accounting Officer since November 2000. He has been the Company's Controller since October 1998. From 1991 to 1995, he served as Controller of Merex, Inc. (a company primarily engaged in internet and client/server document management technology that was acquired by Infodata in October 1995). Mr. Gordon has BS in Business Management from University of Maryland and is a Certified Public Accountant.

Curtis D. Carlson has been the Secretary of the Company since February 1998. From 1991 until joining the Company in August 1994, Mr. Carlson served in the Business Practices and Contracts function of the Federal Systems Division of International Business Machines (IBM) Corporation and supported the U.S. Navy and Radiation-Hardened Semiconductor business areas. From 1992 to 2000, Mr. Carlson served on the Board of Directors of Synergy One Federal Credit Union, and was its Chairman from April 1994 to April 1998. He has a BS in Finance from Rochester Institute of Technology and is completing coursework at Virginia Polytechnic Institute and State University for his MBA.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Infodata's Common Stock has been quoted on the NASDAQ SmallCap Market under the symbol "INFD" since September 16, 1994. The Company's Common Stock was previously traded on the NASDAQ National Market. Market makers of the Company's Common Stock include Herzog, Heine, Geduld, Inc., Lantern Investments, Inc., Sherwood Securities Corp., Wein Securities Corp., Knight Securities L.P., M.H. Meyerson & Co., Spear Leeds & Kellogg, and Hill, Thompson, Magid & Co.

The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.

                                     2000                       1999
                             High          Low            High        Low

    First Quarter           $6.03         $1.69          $3.75       $2.00
    Second Quarter           3.31          1.50           2.75        2.09
    Third Quarter            2.50          1.75           2.44        1.69
    Fourth Quarter           2.06          0.38           2.38        0.97

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

As of March 15, 2001, there were approximately 2,660 holders of record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

To be filed by amendment.

Item 7. Financial Statements

The consolidated financial statements required hereunder are listed under Item 13(a) below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item  9.  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act

     Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 9 relating to the Company's directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4a of this Form 10-KSB.

Item 10. Executive Compensation

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Security Ownership of Beneficial Owners and Management

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Certain Relationships and Related Transactions

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits, List and Reports on Form 8-K

(a)  Financial  Statements.  The financial statements and exhibits required by
     Item 7 and this Item 13 of Form 10-KSB are listed below.

     Index to Consolidated Financial Statements:               Page

     Report of Independent Accountants.............To be filed by amendment.

     Consolidated  Statements of Operations -
     Each  of the  two  years  in the  period
     ended December 31, 2000.......................To be filed by amendment.

     Consolidated  Balance  Sheets - December
     31, 2000 and 1999.............................To be filed by amendment.

     Consolidated Statements of Shareholders'
     Equity  for each of the two years in the
     period ended December 31, 2000................To be filed by amendment.

     Consolidated  Statements  of Cash  Flows
     for each of the two years in the  period
     ended December 31, 2000.......................To be filed by amendment.

     Notes to Consolidated    Financial
     Statements - December 31, 2000 and 1999 ......To be filed by amendment.

(b)      Reports on Form 8-K.
         --------------------

On December 29, 2000, the Company filed a Current Report on Form 8-K, dated December 15, 2000, to disclose 1) that negotiations on a $26 million contract with the government had been concluded, 2) the Company had received over $2 million in new services and software commitments, and 3) the Company had received verbal commitments from several parties to purchase certain non-marketable investment assets it held in Buckaroo.com, Inc. No other Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.

EXHIBIT INDEX


Exhibit Number                                       Description
 -------------                                       -----------

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

     10.12 Agreement on Confidential Information, Inventions, Ideas, dated as of November 4, 1998, between the Company and Steven M. Samowich (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

     21     Subsidiaries of the Company.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001                   INFODATA SYSTEMS INC.

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


 SIGNATURE                                       TITLE                                   DATE
 ---------                                       -----                                   ----
 /s/RICHARD T. BUESCHEL             Chairman of the Board                           March 30, 2001
 ----------------------
 Richard T. Bueschel

 /s/ALAN S. FISHER                  Director                                        March 30, 2001
 -----------------
 Alan S. Fisher

 /s/LAURENCE C. GLAZER              Director                                        March 30, 2001
 ---------------------
 Laurence C. Glazer

 /s/GARY I. GORDON                  Chief Accounting Officer                        March 30, 2001
 ------------------                 (Principal Financial and Accounting Officer)
Gary I. Gordon

 /s/CHRISTINE HUGHES                Director                                        March 30, 2001
 -------------------
 Christine Hughes


 /s/ROBERT M. LEOPOLD               Director                                        March 30, 2001
 --------------------
 Robert M. Leopold

 /s/ISAAC M. POLLAK                 Director                                        March 30, 2001
 ------------------
 Isaac M. Pollak

 /s/MILLARD H. PRYOR, JR.           Director                                        March 30, 2001
 ------------------------
 Millard H. Pryor, Jr.

 /s/STEVEN M. SAMOWICH              President, Chief Executive Officer and         March 30, 2001
 --------------------               Director (Principal Executive Officer)
 Steven M. Samowich