Form 10KSB/A
period 2000-12-31
INFODATA SYSTEMS INC
filed 2001-04-16
CIK 50420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               FORM 10-KSB/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 Amendment No. 1 to Annual Report on Form 10-KSB
                      for the Year Ended December 31, 2000

                             INFODATA SYSTEMS INC.
 ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Virginia                 10416                16-0954695
       ----------------------   -------------------      ---------------------
      (State or other              (Commission              (IRS Employer
      jurisdiction of              File Number)          Identification Number)
       incorporation)

        12150 Monument Drive
        Fairfax, Virginia                                  22033
   --------------------------------                  -----------------
        (Address of principal                            (zip code)
         executive offices)
      Registrant's telephone number, including area code: (703) 934-5205

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2000, a set forth in he pages attached hereto:

     Part II.  Item 6. Management's Discussion and Analysis
               Item 7. Financial Statements
     Part III. Item 13. Exhibits, List and Reports on Form 8-K(a) Exhibit 23

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INFODATA SYSTEMS INC.

Date: April 16, 2001                           By: /s/STEVEN M. SAMOWICH
                                                   ----------------------
                                                     Steven M. Samowich
                                                   President and Chief
                                                    Executive Officer

                             INFODATA SYSTEMS INC.

                AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE YEAR ENDED DECEMBER 31, 2000

PART II

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

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's
Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text software sales, Compose, Aerial and their associated maintenance. Third Party Products include software and hardware with some related services. For the year ended December 31, 2000, Solutions accounted for 81% of total revenue; Proprietary Products accounted for 13%, and Third Party Products accounted for the remaining 6%. Revenues increased by 27% for the overall business in 2000 as compared to 1999. For the year ended December 31, 1999, Solutions accounted for 60% of total revenue; Proprietary products accounted for 26%, and third party products accounted for 14%.

In July 1997, the Company purchased AMBIA Corporation ("AMBIA") for approximately $3,461,000. Substantially all of the purchase price was allocated to goodwill. During the second quarter of 1999, AMBIA did not achieve its forecasted revenues for its document conversion service (DCS) product. In addition, during the second quarter of 1999 the Company decided to close AMBIA's office. Accordingly, based on these events, the Company determined that AMBIA would not achieve its future budgetary projections. As a result, the Company revised the future operating plan for AMBIA. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") the Company evaluated the recoverability of the carrying value and determined that the anticipated future undiscounted cash flows from AMBIA activities would not be sufficient to recover the remaining amount of goodwill. Accordingly, during the second quarter of 1999, the Company adjusted the carrying value of the goodwill to its estimated value of approximately $370,000, resulting in an impairment loss of approximately $1,941,000. The loss represents the difference between the estimated discounted future cash flows and the recorded amount of the goodwill discounted at a rate commensurate with the risk involved. As of December 31 1999, the remaining carrying value of goodwill for AMBIA was $247,000, which was fully amortized by December 31, 2000.

In October 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Merex, Inc. ("MEREX") for approximately
$361,000  of which  approximately  $312,000  was  allocated  to  goodwill.  In
December 1999, a certain key employee who focused on business activities of MEREX tendered his resignation. In the fourth quarter of 1999, the Company determined that pursuant to its focus of the Solutions segment of its business that no active contracts nor client prospects existed that were a result of or could reasonably be determined to have resulted from the MEREX acquisition. In addition, the Company determined that its business focus was evolving away from lower margin business and that the majority of MEREX's former clients would not be pursued as prospects for the Company's services. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") the Company evaluated the recoverability of the carrying value and determined that the anticipated future undiscounted cash flows from the activities acquired from MEREX would not be sufficient to recover the remaining amount of goodwill. Accordingly, as of December 31, 1999 the Company adjusted the carrying value of the goodwill to its estimated value of $0, resulting in an impairment loss of approximately $181,000.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The acquisition of the business unit conveys to the Company contractual agreements which expand the Company's presence in the intelligence community including a discipline known as Information Warfare. In conjunction with this acquisition, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common Stock with a per share fair value of $ 3.563, equal to the trading price of the Company's Common Stock on that date. The acquisition cost approximated $184,000, including $42,000 of direct cost attributed to the business unit's sole contract. The acquisition value of the contract is being amortized over its life of 18 months.

At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $15,793,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOLs, a full valuation allowance has been established with respect to the deferred tax asset.

Revenue from consulting services are recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenue from software licenses are recognized in accordance with the provisions of the Statement of Position 97-2, "Software Revenue Recognition"; as amended. Revenue from post customer support and maintenance agreements are recognized over the period that support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements.

Deferred revenue at December 31, 2000 was $590,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenue from consulting services carry lower gross margins than deferred revenue on maintenance agreements.

The components of the Company's cost of revenue is dependent on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs such as travel and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products, the cost of revenue includes the cost incurred by the Company to acquire the product, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the Company includes in revenue shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include, the demand for our services and products, the level of product and price competition, the length of the consulting services sales cycle; the delay of deferral or customer implementation; the success of our direct sales force and indirect distribution channels; the mix of products and services sold; the timing of new hires; the ability of the Company to control costs; and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

Revenues

The Company derives revenue from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue include consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue increased by $2,751,000, or 27%, from $10,271,000 for the year ended December 31, 1999 to $13,022,000 for the year ended December 31, 2000. Revenue for each period consisted of the following:

                                                  (Dollar Amounts in Thousands)
                                                       Twelve Months Ended
                                  December 31, 2000       December 31, 1999    Increase (Decrease) %
                                  -----------------       -----------------    ---------------------
                 Solutions
                 ---------
        Business Solutions         $      5,897            $       2,593             127%
              Intelligence                4,282                    2,992              43%
                   INQUIRE                  369                      534             (31%)

                                  ------------------------------------------------------------------
   Total Solutions Revenue         $     10,548            $       6,119              72%
                                  ==================================================================

      Proprietary Products

        Compose and Others         $        705                    1,398             (50%)
              INQUIRE/Text                1,044                    1,299             (20%)
                                  ------------------------------------------------------------------
Total Proprietary Products
                   Revenue         $      1,749            $       2,697             (35%)
                                  ==================================================================

Total Third Party Products
                   Revenue         $        725            $       1,455             (50%)
                                  ==================================================================

             Total Revenue         $     13,022            $      10,271              27%

                                  ==================================================================

Revenue from Solutions increased overall by $4,429,000, or 72%, from $6,119,000 for the year ended December 31, 1999 to $10,548,000 for the year ended December 31, 2000 including sales to related parties amounting to $0 and $1,677,000, respectively. The Business Solutions unit within the Solutions segment increased by $3,304,000, or 127%, from $2,593,000 for the year ended December 31, 1999 to $5,897,000 for the year ended December 31, 2000 due to increases in consulting services. For the year ended December 31, 1999, loss of revenue of $372,000 for training and Mountain View consulting due to the de-emphasis of those operations was more than offset by $2,046,000 of e-commerce B2B revenue that was recognized in the year 2000. Excluding training and Mountain View revenue the Business Solutions revenue increased by $3,676,000, or 172%, from $2,137,000 for the year ended December 31, 1999 to
$5,813,000 for the year ended December 31, 2000. The Intelligence Solutions unit within the Solutions segment increased by $1,290,000, or 43%, from $2,992,000 for the year ended December 31, 1999 to $4,282,000 for the year ended December 31, 2000, due to an increase in classified government work. The INQUIRE Solutions unit within the Solutions segment decreased by $255,000, or 20%, from $1,299,000 for the year ended December 31, 1999 to $1,044,000 for the year ended December 31, 2000 due to a decline in INQUIRE/Text maintenance and INQUIRE consulting services.

Proprietary Product revenue decreased by $948,000, or 35%, from $2,697,000 for the year ended December 31, 1999 to $1,749,000 for the year ended December 31, 2000. There were declines in Aerial, Re:mark and other related products partially offset by an increase in Compose and related maintenance. The Company expects that INQUIRE/Text related revenue should continue to decline over time as customers move applications off mainframes.

Gross Profit

Gross profit decreased by $55,000, or 2%, from $2,835,000 for the year ended December 31, 1999 to $2,780,000 for the year ended December 31, 2000. The decrease was due to the declining sales of certain proprietary products, Aerial and Re:mark, INQUIRE/Text maintenance revenue, a write-down of revenue of $188,000 due to the settlement of a related party receivable, lower margins and cost overruns on various fixed priced contracts. Gross margin as a percent of revenue decreased by 7% from 28% for the year ended December 31, 1999 to 21% for the year ended December 31, 2000. The decrease in gross margin was due to reductions in INQUIRE/Text maintenance revenue and proprietary products, which have higher gross margins and cost overruns on certain fixed price contracts and lower margins on related party sales to Redknife and Claria.

Research and Development Expenses

Research and development expenses decreased $305,000, or 45%, from $684,000 for the year ended December 31, 1999 to $379,000 for the year ended December 31, 2000. The overall decrease was attributed to the Company's decision to reduce deployment on certain proprietary products even though there was an increase in spending for the enhancement of an existing product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $473,000, or 9%, from $5,249,000 for the year ended December 31, 1999 to $4,776,000 for the year ended December 31, 2000. The decrease was primarily due to reductions in selling costs.

Goodwill Impairment

Goodwill impairment losses of $2,122,000 were recognized in the year ended December 31, 1999. Of that amount, $1,941,000 resulted from the Company's decision during the second quarter of 1999 to close the Ambia office in Mountain View, California and $181,000 was attributable to the write-off of goodwill relating to Merex, Inc. There were no similar write-downs in 2000.

Interest Income and Expense

Interest income decreased $88,000, from $188,000 for the year ended December 31, 1999 to $100,000 for the year ended December 31, 2000. The decrease was due to lower balances of cash, cash equivalents, and short-term investments during the year ended December 31, 2000.

Interest expense increased $26,000, from $2,000 for the year ended December 31, 1999 to $28,000 for the year ended December 31, 2000. The increase was due to the Company's utilization of its line of credit due to increased working capital needs during the year ended December 31, 2000.

Net Loss

As a result of the above, the Company incurred a net loss of $2,303,000, or $.49 per share, for the year ended December 31, 2000, compared to a net loss of $5,034,000, or $1.11 per share, for the prior year.

Liquidity and Capital Resources

At December 31, 2000, the Company had cash, cash equivalents and short-term investments of $821,000 and working capital of $422,000. The Company maintains a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on this debt is calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. Currently, this per annum rate approximates prime. The facility expires on April 30, 2001. As discussed below, the Company currently is not in compliance with two covenants under the line of credit agreement. As a result, MLBFS has several options available to it including accelerating all amounts due under the line.

The Company is currently negotiating the terms (including the covenants) of an extension of the line of credit.

The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently not in compliance with two covenants associated with the line of credit. First, the Company is required to maintain a tangible net worth of at least $ 2,500,000. As of December 31, 2000, tangible net worth was $933,000. Second, the Company is required to maintain not more than a 1.1 to 1.0 ratio of total debt to tangible net worth. As of December 31, 2000, the total debt to tangible net worth ratio was 3.5 to 1.0.

Net cash used in operating activities for the year ended December 31, 2000 of $2,386,000 was due to the Company's net loss of $2,303,000. The primary adjustments to the net loss to arrive at net cash used in operating activities included (i) increases primarily attributable to an increase in accounts payable and accrued expenses ($820,000), goodwill and other intangible amortization ($329,000), and depreciation and amortization ($226,000); and
(ii) decreases primarily attributable to an increase in accounts receivables of ($1,529,000).

Net cash provided by investing activities of $861,000 for the year ended December 31, 2000 was derived primarily by the maturing of various short-term investments offset by the purchase of property and equipment and reinvestment of proceeds from maturing investments.

Net cash provided by financing activities of $917,000 arose from the proceeds of the exercising of employee stock options and purchases under the employee stock purchase plan which amounted to $217,000 and net borrowings under short-term debt of $ 700,000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company was not in compliance with certain covenants of its credit facility which expires April 30, 2001. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations and bank covenants indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, meet its 2001 budgeted cash flow objectives, and comply with the terms of its credit facility.

The Company believes that it will be able to negotiate favorable terms with its lender and meet its projected budget projections. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and bank covenants in 2001. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows.

On February 9, 2001, the Company sold its holdings of common and preferred stock of Buckaroo.com, Inc., a Silicon Valley-based on-line commodity exchange site that serves the computer chip market, to six private investors for a total of $1,092,740. The Company originally obtained such shares in July 1999 for $24,575. As a result of the sale of such shares, the Company recorded a gain of $1,068,165 during the first quarter of 2001.

Item 7. Financial Statements

The consolidated financial statements required hereunder are listed under Item 13(a) below.

PART III

Item 13. Exhibits, List and Reports on Form 8-K

(a)       FINANCIAL STATEMENTS. The financial statements and exhibits required
          by  Item  7  and   this   Item  13  of  Form   10-KSB   are   listed
          below.

          Index to Consolidated Financial Statements:                 Page

          Report of Independent Accountants.....................        9

          Consolidated  Statements  of  Operations - Each of
          the two years in the  period  ended  December  31,
          2000..................................................       10

          Consolidated  Balance  Sheets - December  31, 2000
          and 1999.............................................     11-12

          Consolidated  Statements of  Shareholders'  Equity
          for  each of the two  years  in the  period  ended
          December 31, 2000.....................................       13

          Consolidated  Statements of Cash Flows for each of
          the two years in the  period  ended  December  31,
          2000..................................................       14

          Notes  to  Consolidated   Financial  Statements  -
          December 31, 2000 and 1999............................    15-27


(b)       Reports on Form 8-K.

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

EXHIBIT INDEX


Exhibit Number                              Description
 -------------                              -----------
   23                           Consent of PricewaterhouseCoopers LLP

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Infodata Systems Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Infodata Systems Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in default with certain financial covenants under its credit facility which expires on April 30, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2001

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                   Year Ended
                                                                                  December 31,

                                                                              2000           1999
                                                                              ----           ----

     Revenue (including related party sales of $1,677 in 2000)......         $13,022      $10,271

     Cost of revenue                                                          10,242        7,436
                                                                             -------      -------

              Gross profit..........................................           2,780        2,835
                                                                             -------      -------

     Operating expenses:
                   Research and development.........................             379          684
                   Selling, general and administrative..............           4,776        5,249
                   Goodwill impairments.............................                        2,122
                                                                             -------      -------
                                                                                   -
                                                                               5,155        8,055

              Operating loss........................................          (2,375)      (5,220)

     Interest income................................................             100          188
     Interest expense...............................................             (28)          (2)
                                                                             -------      --------

     Net loss ......................................................         $(2,303)     $(5,034)
                                                                             =======      ========

     Net loss per share:
              Basic and diluted.....................................         $  (.49)     $ (1.11)
                                                                             =======      =========

     Weighted average shares outstanding (basic and diluted) .......           4,666        4,541
                                                                             -------      --------

The accompanying notes are an integral part of these consolidated financial satements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)


           Assets
                                                                                                   December 31,
                                                                                               2000           1999
                                                                                               ----           ----
           Current assets:
                    Cash and cash equivalents...................................            $  321         $  929
                         Short-term Investments ................................               500          1,700
                    Accounts receivable, net of allowance of $46 in 2000
                      and $56 in 1999...........................................             2,583          1,358
                         Related party receivable, current......................               151              -
                    Other current assets........................................                90             93

                             Total current assets...............................             3,645          4,080


           Property and equipment:
                    Furniture and equipment.....................................             3,303          3,006
                    Less accumulated depreciation and amortization..............            (2,999)        (2,773)
                                                                                               304            233

           Goodwill and other intangibles, net of accumulated amortization of
                  $3,778 in 2000 and $3,450 in 1999.............................               102            247
           Related party receivable.............................................               151              -
           Other assets.........................................................                56             76
                                                                                            -------         ------

           Total assets.........................................................            $4,258         $4,636
                                                                                            =======        =======

The accompanying notes are an integral part of these consoldiated financial statements.

                                     11-

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Continued)
                (In thousands, except share and per share data)

Liabilities and Shareholders' Equity
                                                                           December 31,
                                                                        2000         1999
                                                                        -----------------
Current liabilities:
         Line of credit    ...............................          $    722     $     -
         Accounts payable  ...............................               588         317
         Accrued expenses  ...............................             1,323         833
         Deferred revenue  ...............................               590         621
                                                                    --------       -----

                  Total current liabilities...............             3,223       1,771

Commitments and contingencies
Shareholders' equity:

     Preferred stock, $1.00 par value, 340,000 shares
      authorized, none issued and outstanding.............                 -           -

     Common stock, $.03 par value, 12,000,000 shares
      authorized; 4,705,174 and 4,552,075 shares issued and
      outstanding in 2000 and 1999, respectively..........               141          136
         Additional paid-in capital.......................            20,161       19,693
         Accumulated deficit..............................           (19,267)     (16,964)
                                                                    ---------     --------
Total shareholders' equity................................             1,035        2,865
                                                                    ---------     --------
Total liabilities and shareholders' equity................          $  4,258     $   4,636
                                                                    =========    =========

The accompanying notes are an integral part of these consoldiated financial statements.

                    INFODATA SYSTEMS INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity
                       (In thousands, except share data)

                                                                         Additional                             Total
                                                Common Stock               Paid-In        Accumulated       Shareholders'
                                            Shares         Amount          Capital          Deficit            Equity
                                         ---------------------------------------------------------------------------------

 Balance at December 31, 1998 ....       4,507,117         $ 135          $19,548           $(11,930)          $ 7,753
 Compensation expense.............              --            --               43                 --                43
 Employee stock purchase plan...            37,341             1               63                 --                64
 Exercise of employee stock options          5,061            --                9                 --                 9
 Shares received and cancelled for
    consideration for notes
    receivable by
    shareholder........................    (15,000)           --              (30)                --               (30)

 Stock issued to Board of Directors
    for Services..................          17,556            --               60                 --                60
 Net loss                                       --            --               --             (5,034)           (5,034)
                                         ----------                       --------          ---------

 Balance at December 31, 1999.....       4,552,075         $ 136          $19,693           $(16,964)          $ 2,865
                                         ----------       -------         --------          ---------          --------


 Employee stock purchase plan.....          33,170             1               63                                   64
 Exercise of stock options........          52,431             2              151                                  153
 Stock issued to Board of Directors
    for services..................          27,498             1               58                                   59
 Issuance of warrants for services               -             -               55                                   55
 Earthsat Acquisition.............          40,000             1              141                                  142
 Net loss.........................              --            --               --             (2,303)           (2,303)
                                         ----------       -------         --------          ---------          --------
 Balance at December 31, 2000.....       4,705,174         $ 141          $20,161           $(19,267)          $ 1,035
                                         ---------        -------         --------          ---------          --------

The accompanying notes are an intergral part of these consolidated financial statements.

                             INFODATA SYSTEMS INC.

                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                 2000              1999
                                                                                               ---------------------------
Cash Flows From Operating Activities:
      Net loss .................................................................               $(2,303)         $(5,034)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Stock Based Compensation expense.........................................                    55               43
       Common stock issued to Board of Directors................................                     -               60
       Depreciation and amortization............................................                   226              355
       Goodwill and other intangible amortization...............................                   329              429
       Goodwill impairment......................................................                     -            2,122
     Accrued interest on line of credit.........................................                    22                -
     Provision for doubtful accounts ...........................................                   (10)             (39)
     Payments received on related party receivable..............................                    12                -
     Changes in operating assets and liabilities:
       Accounts receivable......................................................                (1,529)           1,037
       Other assets.............................................................                    23              163
       Accounts payable ........................................................                   271             (469)
       Accrued expenses.........................................................                   549             (253)
       Deferred revenue.........................................................                   (31)            (531)
                                                                                                -------          -------
       Net cash used in operating activities....................................                (2,386)          (2,117)
                                                                                                -------          -------
Cash Flows From Investing Activities:
       Purchases of property and equipment......................................                  (297)            (194)
       Purchases of short-term investments......................................                (1,300)          (4,330)
       Business acquisition costs...............................................                   (42)               -
       Proceeds from maturity of short-term investments.........................                 2,500            5,303
                                                                                                -------          -------
         Net cash provided by investing activities..............................                   861              779
                                                                                                -------          -------
Cash Flows From Financing Activities:
       Payments on capital lease obligations....................................                     -               (6)
       Net borrowings under short-term debt ....................................                   700                -
       Issuance of common stock ................................................                   217               73
                                                                                                -------          -------
         Net cash provided by financing activities..............................                   917               67
                                                                                                -------          -------
     Net decrease in cash and cash equivalents..................................                  (608)          (1,271)
     Cash and cash equivalents at beginning of period...........................                   929            2,200
                                                                                                -------          -------
     Cash and cash equivalents at end of period.................................                  $321             $929
                                                                                                =======          =======

The accompanying notes are an intergral part of these consolidated financial statements.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Nature of Business

The Company, a Virginia corporation, is an information technology professional services firm that designs, develops and implements web-based knowledge management (KM), content management and e-Commerce solutions for commercial and government clients.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company was not in compliance with certain covenants of its credit facility which expires April 30, 2001 (Note
5). These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations and bank covenants indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, meet its 2001 budgeted cash flow objectives, and comply with the terms of its credit facility.

The Company believes that it will be able to negotiate favorable terms with its lender and meet its projected budget projections. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and bank covenants in 2001. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries (collectively referred to herein as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The  Company  recognizes  revenue  from  the  sale  of  software  licenses  in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition", as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from cost reimbursement contracts is recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

The Company also provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. The related revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms.

Revenue from foreign customers totaled approximately $496,000 and $425,000 for the years ended December 31, 2000 and 1999, respectively.

Stock Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

Short-term Investments

In addition to cash equivalents, the Company has investments in debt securities (certificates of deposit and commercial paper) with original maturities of greater than three months that are classified as short-term investments. These investments are carried at amortized cost plus accrued interest. Accrued interest on these investments as of December 31, 2000 and 1999 was $17,000 and $55,000, respectively.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest totaled $6,800 and $2,000 in 2000 and 1999, respectively.


Supplemental disclosure of cash flow information:                                        2000             1999
                                                                                         ----             ----

             Non-cash investing activities:
             Acquisition of investment in exchange for property
              and equipment.....................................................           -              $25
             Stock received and cancelled in consideration of
              notes receivable from shareholders. ..............................           -              (30)
             Business acquisition in exchange for Common Stock..................         142                -
             Common stock issued to Board of Directors..........................          59                -

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

Goodwill

Goodwill is being amortized using the straight-line method over a life ranging from 18 months to ten years.

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

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

Due to the loss in 2000 and 1999, the effect of options and warrants as disclosed in Note 6 has not been considered on dilutive earnings per share as this would have been antidilutive.

Significant Customers

The Company's largest customer is the federal government, and the Company has a concentration of credit risk associated with its accounts receivable. The Company does not believe the likelihood of a loss arising from such concentration is significant. The Company performs ongoing credit evaluations on its customers.

Sales to U.S. government agencies totaled approximately $6,531,000 and $6,680,000 in 2000 and 1999, respectively. As of December 31, 2000 and 1999, accounts receivable due from U.S. government agencies were approximately $1,098,000 and $739,000, respectively.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

Segment Reporting


The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1999. SFAS 131 replaces the "industry segment" approach with the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Comprehensive Income

The Company does not have any components of comprehensive income other than net loss.

New Accounting Pronouncements

SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued in September 2000 and establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company anticipates that SFAS 140 will not have a material impact on the Company's financial position, results of operations or cash flows.

On January 1, 2001, the Company will adopt Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and hedging activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, depending on the type of hedge transaction. The Company presently does not anticipate the adoption of this standard will have a material impact on the Company.

Adoption of Accounting Pronouncement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to certain revenue transactions in financial statements effective the fourth quarter of 2000. The adoption of the SAB did not have a material impact on the financial position of the Company.

NOTE 2. Goodwill Impairment

For the year ended December 31, 1999, the Company determined that impairment existed with respect to its goodwill arising from its AMBIA and MEREX acquisitions. Accordingly, the Company adjusted the carrying value of its AMBIA and MEREX goodwill to its estimated value of approximately $247,000 and $0 at December 31, 1999 resulting in impairment losses of approximately $1,941,000 and $181,000, respectively.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Accounts Receivable

Accounts receivable consist of the following:


                                                              December 31,
                                                         2000          1999
                                                         ----          ----
       U.S. government:
         Amounts billed..............................  $1,098,000   $  739,000
         Recoverable costs and accrued profit
          on progress completed but not billed.......     482,000      277,000
                                                       -----------   ----------
                                                        1,580,000    1,016,000
                                                       -----------   ----------

       Commercial customers:
        Amounts billed..............                      680,000      215,000
        Recoverable costs and accrued profit
         on progress completed but not billed........     369,000      183,000
                                                       -----------   ----------
                                                        1,049,000      398,000
                                                       -----------   ----------
       Less allowance for doubtful accounts..........     (46,000)     (56,000)
                                                       -----------   ----------

             Total...................................  $2,583,000    $1,358,000
                                                       ===========   ==========

NOTE 4. Income Taxes

At December 31, 2000, the Company had approximately $15,793,000 in net operating loss carryforwards for income tax reporting purposes. The operating loss carryforwards expire in varying amounts from 2000 through 2020. In addition, at December 31, 2000, the Company had $171,000 in general business tax credit carryforwards which begin to expire in 2017.

The actual income tax expense attributable to pretax income for the year ended December 31, 2000, and December 31, 1999, respectively, differed from the amount computed by applying the Federal statutory rate of 34% as a result of
the     following:


                                             2000         1999
                                             ----         ----


     Tax at statutory rate..........      $ (783,000)   $(1,712,000)
     Change in valuation allowance...      1,409,000      1,212,000
     Nondeductible amortization......        112,000        867,000
     Other...........................       (738,000)      (367,000)
                                          -----------   ------------
                                          $        -    $         -
                                          ===========   ============

The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 2000 and 1999:

                                                        2000          1999
                                                        ----          ----

     Deferred tax assets:
        Net operating loss carryforward.............. 5,995,000      4,876,000
      General business tax credit and research and
         development tax credits carryforward........   171,000         55,000
      Other..........................................   334,000        160,000
                                                      ----------     ----------
           Valuation allowance ...................... 6,500,000)    (5,091,000)
                                                      ----------   ------------
           Net deferred tax asset ................... $       -    $         -
                                                      ==========   ============

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," the tax effect of the net operating loss and general business tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income.

NOTE 5. Short-term Debt

The Company maintains a working capital line of credit with Merrill Lynch Business Financial Services Inc. ("MLBFS"). This credit facility provides the Company with up to a $1,000,000 line of credit at a per annum rate equal to
2.9 percent over the 30-day commercial paper rate. Currently, this per annum rate approximates the prime rate (9.45% at December 31, 2000). Advances on the facility are based on eligible billed accounts receivable less than 90 days old. The facility presently expires on April 30, 2001. As of December 31, 2000 and 1999, the Company had outstanding borrowings of $722,000 (which included $22,000 of accrued interest) and $0 against this line of credit.

The line of credit is contingent upon the Company continuing to meet certain general funding requirements, including the absence of any material adverse change in the Company's business or financial condition, the continued accuracy of the Company's representations and warranties and the provision of annual and quarterly financial information. The Company is currently not in compliance with two covenants associated with its line of credit. First, the Company is required to maintain a tangible net worth of at least $ 2,500,000. As of December 31, 2000, tangible net worth was $933,000. Second, the Company is required to maintain not more than a 1.1 to 1.0 ratio of total debt to tangible net worth. As of December 31, 2000, the total debt to tangible net worth ratio was 3.5 to 1.0. As a result of these non-compliances, MLBFS has several options available to it including accelerating all amounts due under the line.

The Company is currently negotiating the terms (including the covenants) of an extension of the line of credit. There can be no assurances that such negotiations will be successful.


NOTE 6. Shareholders' Equity

Common Stock

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common Stock with a per share fair value of $3.563, equal to the trading price of the Company's Common Stock on that date. The acquisition cost as of December 31, 2000 was approximately $184,000, including $42,000 of direct cost attributed to the business unit's sole contract. The acquisition value of the contract is being amortized over its life of 18 months.

Stock Options and Warrants

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

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the acquisition of AMBIA Corporation ("AMBIA"), in July 1997, each outstanding option ("AMBIA Stock Option") to purchase shares of AMBIA Common Stock under the former AMBIA Equity Incentive Plan (as defined in the Merger Agreement) was converted into an option ("Replacement Option") to acquire, on the same terms and conditions as were applicable under such AMBIA Stock Option, 4/45 of a share of Common Stock of the Company, at an exercise price of $1.69 per share with the same expiration date as each such AMBIA Stock Option. Replacement Options to purchase a total of 34,665 shares of the Company's Common Stock were granted to replace the previously granted AMBIA Stock Options.

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

As of December 31, 2000, the Company had reserved a total of approximately 1,939,922 shares of Common Stock for future issuance upon the exercise of stock options.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the 1995 Plan, the Predecessor Plans, and the former AMBIA Equity Incentive Plan is presented below:

                                                                                         Weighted Average
                                                       Number of       Option Price          Option Price
                                                         Shares          Per Share            Per Share
                                                       ---------       ------------      -----------------

        Outstanding at December 31, 1998............    1,035,792   $1.085-$11.000            $3.563
           Granted..................................      351,475   $1.126-$ 3.250            $2.327
           Exercised ...............................       (5,061)  $1.690-$ 1.930            $1.751
           Expired/Canceled.........................     (302,362)  $1.690-$11.000            $3.857
                                                        ---------   --------------            ------
        Outstanding at December 31, 1999............    1,079,844   $1.085-$11.000            $3.087
           Granted..................................      718,586   $0.563-$ 5.438            $3.034
                                                          (52,431)  $1.090-$ 3.813            $2.949
        Exercised................................
           Expired/Canceled.........................     (245,570)  $1.250-$ 5.438            $2.998
                                                        ---------    -------------            ------
        Outstanding at December 31, 2000............    1,500,429   $0.563-$11.000            $3.081
                                                      -----------   --------------            ------
        Exercisable at December 31, 1999............      642,821   $1.085-$ 9.250            $2.989
        Exercisable at December 31, 2000............      873,917   $1.085-$ 9.250            $2.877



                               Outstanding and Exercisable by Price Range as of 12/31/00

                                                        Options Outstanding            Options Exercisable
                                                        -------------------            -------------------
                                                         Weighted                      Number
                                           Number         Average          Weighted    Exercisable     Weighted
                                      Outstanding        Remaining         Average      as of           Average
                 Range of                   as of       Contractual        Exercise     ----------      Exercise
                 Exercise Prices         12/31/00             Life            Price     12/31/00          Price
             ----------------------------------------------------------------------------------------------------

              $0.5625      $1.6880        178,038            6.11         $1.361          157,893         $1.345
              $1.6900      $1.8905        199,648            7.13         $1.777          124,028         $1.751
              $1.9065      $2.1250        214,472            8.33         $2.048           53,617         $2.084
              $2.2000      $2.7500        164,360            5.94         $2.452           93,206         $2.391
              $2.8750      $2.8750        338,868            6.26         $2.875          210,724         $2.875
              $2.8760      $5.0000        144,448            7.81         $4.014          109,148         $3.982
              $5.0315      $5.4375        188,553            5.81         $5.256           95,759         $5.166

              $7.0630      $11.000         72,042            1.33         $8.861           29,542         $7.264
                                        ---------            ----         ------          -------         -------
                                        1,500,429            6.47         $3.081          873,917         $2.877

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

                                                    2000            1999
                                                    ----            ----
     Net loss as reported....................   $(2,303,000)   $(5,034,000)
     Pro forma compensation expense..........      (813,000)      (363,769)
                                                ------------   ------------
     Pro forma net loss......................   $(3,116,000)   $(5,397,769)
                                                ============   ============

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net loss per share:

                                                    2000            1999
                                                    ----            ----
         Basic and diluted, as reported.....      $(0.49)         $(1.11)
         Basic and diluted, pro forma.......      $(0.67)         $(1.19)

The weighted average fair value of options granted in 2000 and 1999 was $2.45 and $1.68, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000 and 1999: no dividend yield and expected life of five years, and expected volatility of 154 percent and 127 percent for 2000 and 1999, respectively. The risk-free interest rate for 2000 and 1999 was
5.5 percent.

In December 1998, the Board of Directors offered to amend options held by certain executives to provide for an exercise price of $2.875 per share in exchange for the cancellation of 25 percent of the adjusted options. In February and March 1999, approximately 115,000 stock options to purchase shares of common stock were exchanged pursuant to this offer for stock options to purchase 86,000 shares of common with an exercise price of $2.875. Compensation expense amounting to $43,000 was recognized during 1999 related to the exchange.

From time to time, the Company may be required to grant stock options as partial or complete remuneration for services it receives. The Company grants such options outside the scope of its formalized 1995 Plan. As of December 31, 2000 and 1999, options to purchase a total of 310,000 shares and 210,000 shares had been granted outside the scope of the 1995 Plan and were outstanding.

In October 2000, the Company issued a warrant to an investment capital firm with an estimated fair value of $55,000 to purchase 100,000 shares of Common Stock through October 2005 at an exercise price of $1.68 per share in exchange for certain investment banking services. As of December 31, 2000, these warrants had not been exercised.

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

Upon completion of the AMBIA acquisition in July 1997, the Company assumed responsibility for the lease of AMBIA's office in Mountain View, California. The lease originally expired on May 31, 1998, but was renewed in March 1998 and now expires on May 31, 2001. The Company currently subleases 100% of this office space to two third parties whose sublease payments are expected to cover the Company's costs for that space up to May 31, 2001.

Future minimum lease payments under non-cancelable leases as of December 31, 2000 are as follows:

                                    Year                          Amount
                                    ----                          ------
                                    2001                     $   674,000
                                    2002                         613,000
                                    2003                         363,000
                                                               ----------
                      Total Minimum Lease Payments           $ 1,650,000
                                                             ------------
                      Less Sublease Income                   $  (101,000)
                                                             ------------
                      Net Minimum Lease Payments             $ 1,549,000
                                                             ------------

Rent expense charged to operations for the years ended December 31, 2000 and 1999 amounted to $800,000 and $699,000, respectively.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1998. During the year 2001, the audit for the year 1999 will commence and in the opinion of management, adjustments resulting from the completion of such audit and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE 8. Employee Benefit Plan

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 50% of the first 6% of the employee's semi-monthly deferral to the Benefit Plan and totaled approximately $180,000 in 2000 and $150,000 in 1999. In addition to the aforementioned contributions, the Company, at the sole discretion of its Board of Directors, may make profit-sharing contributions to the Benefit Plan. No contributions were made in 2000 or 1999.

As adopted by the Company and approved by its shareholders in May 1997, the Company established an employee stock purchase plan for all eligible employees to purchase shares of its Common Stock at 85% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Employee Stock Purchase Plan authorizes up to 200,000 shares to be issued. During fiscal 2000 and 1999, shares totaling 53,289 and 38,370, respectively, were issued under the plan at a weighted average price of $1.14 and $1.68 per share, respectively. At December 31, 2000, 67,221 shares were reserved for future issuance.

NOTE 9. Related-Party Transactions

The Company incurred management consulting fees of approximately $106,000 and $105,500 in 2000 and 1999, respectively, for services rendered by certain directors of the Company. Amounts payable for these services to companies employing these directors were $8,000 and $0 at December 31, 2000 and 1999, respectively.

In December 1999, the Company received 15,000 common shares from a departing officer valued at $30,000 and additional consideration of $40,000 cash to extinguish a $70,000 note receivable to the Company.

In March 2000, the Company was engaged by Claria Corporation (CLARIA) to provide web-based design and development services. Through September 30, 2000, the Company recognized approximately $400,000 in revenue and related receivables under its contract with CLARIA. CLARIA, an on-line recruiting firm, informed the Company in September that it would be unable to continue to make timely payments pursuant to the terms of contract. Mr. Alan S. Fisher, the vice-chairman of the Company, is the chairman of the board of directors of CLARIA. On November 13, CLARIA executed a twenty-four month promissory note in the principal amount of $ 314,396, the net sum due to the Company. As of December 31, 2000, the principal amount was $302,465. This note bears 9.63% annual interest, is payable in monthly installments of $14,454, and is personally guaranteed by Mr. Alan S. Fisher and Mr. Razi Mohiuddin, a director of CLARIA and a former officer of Infodata Systems Inc. Consequently, management believes the amounts associated with these services to be fully collectible.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1999, the Company was engaged by Redknife, Inc. (REDKNIFE) to develop and implement a comprehensive systems infostructure for processing and exchanging business transactions over the web. Through December 31, 2000, the Company recognized approximately $1,277,000 in revenue and related receivables under its contract with REDKNIFE. During the fourth quarter ended December 31, 2000, a dispute arose between the Company and REDKNIFE regarding future obligations, work completed and the amounts currently due the Company of approximately $413,000 and owing under both the Master Consulting Agreement and the Letter Agreement. Mr. Alan S. Fisher, the vice-chairman of the Company, is a general partner and founder of Wingspring, a shareholder of REDKNIFE. On February 8, 2001, a contract modification was consummated resulting in a reduction of contract value amounting to $188,000. The amount then due Infodata, $225,000, was paid in full by REDKNIFE. The financial statements as of December 31, 2000 have been adjusted through a reduction in revenue to reflect this change in contract value.

NOTE 10. Segment Reporting

In 1998, Infodata adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131 the Company has determined that it operates in three segments: (1) Solutions, (2) Proprietary Products, and (3) Third Party Products.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Infodata evaluates its segments on the basis of revenue less direct costs. The Company does not internally report assets on a segment basis. For comparison purposes, the Company has prepared separate information for the years ended December 31, 2000 and 1999. In the year 2000, the Company elected to evaluate all its segments based on revenue less direct costs. The 1999 segment information has been updated to reflect the change in methodology.

The table below presents information about reported segments for the years ending December 31, 2000 and 1999, as well as reconciliation to reported loss before income taxes.


                                                   2000                                                  1999
                            ----------------------------------------------------  -------------------------------------------------
                              Solutions   Third Party Proprietary     Total        Solutions  Third Party  Proprietary     Total
                                           Products     Products                                Products    Products
                            ----------------------------------------------------  -------------------------------------------------

Revenue....................   $10,548,000     $725,000  $1,749,000  $13,022,000   $6,119,000  $1,455,000  $2,697,000  $10,271,000
Direct costs...............     5,891,000      668,000     223,000    6,782,000    3,092,000   1,394,000     192,000    4,678,000
                             ------------     --------  ----------  ------------  ----------  ----------  ----------  ------------
Segment profit.............   $4,657,000      $57,000  $1,526,000     6,240,000   $3,027,000    $ 61,000  $2,505,000    5,593,000
                              ===========     ======== ===========  -----------  ===========   ========= ===========  ------------
Research and development...                                            (379,000)                                         (684,000)
Other costs not allocated
   to segments, primarily
   selling, general and
   administrative..........                                          (8,236,000)                                       (8,007,000)
Goodwill impairment........                                                   -                                        (2,122,000)
Interest net...............                                              72,000                                           186,000
                                                                     -----------                                      ------------
Loss before income taxes...                                         $(2,303,000)                                      $(5,034,000)
                                                                    ============                                      ============

NOTE 11. Business Acquisition


On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common Stock with a per share fair value of $ 3.563, equal to the trading price of the Company's Common Stock on that date. The acquisition cost approximated $184,000, including $42,000 of direct cost attributed to the business unit's sole contract. The acquisition value of the contract is being amortized over its life of 18 months.

                             INFODATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. Subsequent Event

On February 9, 2001, the Company completed the sale of its entire equity stake in Buckaroo.com, Inc., to six private investors for a gain of $1,068,165. The gross proceeds from the sale was $1,092,740 and the original cost was $ 24,575.

On February 9, 2001, the Company issued an additional 13,334 shares to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the Asset Purchase Agreement.