Form 10KSB/A
period 2000-12-31
INFODATA SYSTEMS INC
filed 2001-04-30
CIK 50420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                              FORM 10-KSB/A No. 2

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



    Part III.                  Item 9.   Directors, Executive Officers,
                                         Promoters and Control Persons;
                                         Compliance With Section 16(a) of
                                         the Exchange Act
                              Item 10.   Executive Compensation
                              Item 11.   Security Ownership of Beneficial
                                         Owners and Management
                              Item 12.   Certain Relationships and
                                         Related Transactions

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INFODATA SYSTEMS INC.

Date: April 30, 2001                             By: /s/ STEVEN M. SAMOWICH
                                                    ------------------------
                                                      Steven M. Samowich
                                                      President and Chief
                                                       Executive Officer

                             INFODATA SYSTEMS INC.


                AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE YEAR ENDED DECEMBER 31, 2000

PART III

Item 9. Directors,   Executive   Officers,   Promoters  and  Control  Persons;
        Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. A Statement of Changes of Beneficial Ownership of Securities on Form 4 is required to be filed by the tenth day of the month following the month during which a change in a reporting person's beneficial ownership of securities occurred. An Annual Statement of Changes in Beneficial Ownership on Form 5 is required to be filed by February 15th of each year to report certain specified transactions, including transactions occurring during the prior year that were not timely reported on a Form 4.

     Based on its review of the reports filed under Section 16(a) of the Exchange Act, the Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2000 were timely filed except that an acquisition of an option in November 2000 by Laurence C. Glazer, a director of the Company, which should have been reported by December 10, 2000 was reported on January 10, 2001.

     The following information relates to the Company's directors:

Richard T. Bueschel                Age 68                   Director since 1992

     Mr. Bueschel has been the Chairman of the Board of Directors and the Chairman of the Executive Committee of the Company since January 1993 and was acting Chief Executive Officer of the Company from April 1997 to November 1997 and again from July 1998 through October 1998. Since 1988, he has been the Chief Executive Officer of Northern Equities, Inc., an investment and management firm. Mr. Bueschel is Chairman of the Board of Communications Management Systems, Inc.; a director of Buckaroo.com, Inc., an online exchange for digital components; and a director of Study.Net Corporation, a provider of internet-based software applications.


Alan S. Fisher                     Age 40                   Director since 1997

     Mr. Fisher has been a director of the Company since July 1997 and its Vice Chairman since July 1998. Mr. Fisher is presently the Managing Director of iMinds Ventures, LLC, a venture capital firm. In January 2000, Mr. Fisher co-founded WingSpring, Inc., a venture capital firm, and has been a general partner since that time. In July 1994, he co-founded ONSALE, Inc., a company engaged in online retail. From July 1994 to February 2000, Mr. Fisher was the Vice President of Development & Operations, the Chief Technology Officer, and director of ONSALE, Inc. Mr. Fisher was a co-founder and, from 1988 to July 1997, President and Chairman of Software Partners, Inc., a software development company and parent of Ambia Corporation. Mr. Fisher is a director of Buckaroo.com, Inc., an online exchange for digital components; and Claria Corporation, an online hiring partner for technology start-ups.

Laurence C. Glazer                 Age 55                   Director since 1993

     Mr. Glazer has been a director of the Company since August 1993. In 1970, Mr. Glazer founded Buckingham Properties, a real estate development firm specializing in redevelopment and enhancement of urban property in Rochester, New York. Since 1970, he has been a Partner of Buckingham Properties.


Christine Hughes                   Age 54                   Director since 2000

     Ms. Hughes has been a director of the Company since August 2000. Since 1999, Ms. Hughes has been the Chairman of Highway 1, a 501(c)(3) non-profit organization that educates the government on the potential of information technology. From 1996 to 1999, Ms. Hughes was the Senior Vice President of Marketing and Business Development for Secure Computing Corporation, a provider of e-commerce security solutions. Ms. Hughes currently serves as a director of Interactive Software Systems, a private workforce management software company; and is on the Advisory Board of Whale Communications, a private security software company.


Robert M. Leopold                  Age 75                   Director since 1992

     Mr. Leopold has been a director of the Company since 1992. Since 1977, Mr. Leopold has been President of Huguenot Associates, Inc., a financial and business consulting firm. Currently, he is Chairman of the Board of International Asset Management Group, Inc., a director of Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company, Inc. From 1988 to 1997, he was a director of Windsor Capital.


Isaac M. Pollak                    Age 50                   Director since 1993

     Mr. Pollak has been a director of the Company since 1993. Since 1980, Mr. Pollak has been President and Chief Executive Officer of LGP Ltd., a developer and marketer of promotional items.


Millard H. Pryor, Jr.              Age 67                   Director since 1992

     Mr. Pryor has been a director of the Company since 1992. He has been Managing Director of Pryor & Clark Company, an investment holding company, since September 1970. He is a Director of CompuDyne Corporation, a manufacturing and engineering firm; Hoosier Magnetics, Inc., a producer of hard ferrite magnetic powders; and The Hartford Funds, an investment company.


Steven M. Samowich                 Age 50                   Director since 1998

     Mr. Samowich has been the President, Chief Executive Officer, and a director of the Company since November 1998. From January 1997 to October 1998, he served as Vice President and General Manager of the Time Data Systems Division of Simplex Time Recorder Company. From December 1995 through 1996, Mr. Samowich was the North American General Manager of Sales, Marketing & Services for Visix Software and from 1984 to 1995 he was with Computervision where he served as its National Sales Manager from 1993 to 1995.

Item 10. Executive Compensation

        EXECUTIVE COMPENSATION, TRANSACTIONS AND EMPLOYEE BENEFIT PLANS

The following Summary Compensation Table sets forth for the Company's President and all other executive officers whose total annual salary and bonuses exceeded $100,000, the amount and nature of all compensation awarded to, earned by or paid to such individual for the fiscal year indicated for services rendered in all capacities.


                                                     SUMMARY COMPENSATION TABLE


                                     Annual Compensation                    Long Term Compensation
                                     --------------------                   ----------------------
                                                                            Awards                      Payout
                                                                            ------                      ------
                                                                                        Securities       Long-Term
                                                                           Restricted   Underlying     Incentive Plan  All Other
      Name and                                                              Stock       Options/SARs     Payouts ($)   Compensation
  Principal Position        Year     Salary ($)   Bonus ($)    Other ($)   Awards(s)($)       (#)                           ($)
  ------------------        ----     ----------   ---------    ---------   ------------ ------------   --------------  ------------
Steven M. Samowich(1)       2000     $251,000       $38,000      --             --              20,000        --            --
President and Chief
  Executive Officer         1999     $251,000       $45,000      --             --                  --        --            --
                            1998     $ 28,000       $32,000      --             --             220,000        --            --
James W. Myers(2)           2000     $186,000            --      --             --              50,000        --            --
Chief Operating Officer     1999     $ 54,000       $23,000      --             --              50,000        --            --
Harry Kaplowitz(3)          2000     $160,000       $42,500      --             --               4,549        --            --
Executive Vice President    1999     $160,000       $20,000      --             --              42,791        --            --
                            1998     $150,000       $24,000      --             --                  --        --            --
Gary I. Gordon(4)           2000      $95,450        $7,500      --             --               8,750        --          $3,000
Chief Accounting Officer

(1) The amount reported above for the 2000 bonus was paid in 2001. The amount reported above for the 1999 bonus was paid in 2000. The amount reported above for the 1998 bonus was paid in 1999. The employment of Steven M. Samowich commenced on November 3, 1998.

(2) With respect to the 1999 bonus amount reported above, $15,000 was paid in 1999 and the balance of $8,000 was paid in 2000. The employment of James W. Myers commenced on September 20, 1999 and terminated on November 20, 2000.

(3) The amount reported above for the 2000 bonus was paid in 2001. The amount reported above for the 1999 bonus was paid in 2000. The amount reported above for the 1998 bonus was paid in 1999. The amount reported for the 1999 Securities Underlying Options/SARS consists of an option that was granted in April 1991 but repriced in February 1999. Mr. Kaplowitz served as the Company's president from 1991 to November 5, 1997.

(4)     The amount reported above for the 2000 bonus was paid in 2001.

Item 11. Security Ownership of Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as to each person or group known to be a beneficial owner of more than five percent of the Common Stock of the Company as of April 26, 2001. Each beneficial owner has sole voting and investment power with respect to such shares, unless otherwise specified below.

     Name and Address                                                Percent
     Of Beneficial Owner                Number of Shares             of Class
----------------------------           ------------------           -----------
Richard T. Bueschel                       277,435(1)                   5.55%
Northern Equities, Inc.
Balch Hill Road, Box 301
Hanover, NH 03755

Alan S. Fisher                            471,866(2)                   9.08%
8 Deer Oaks Drive
Pleasanton, CA 94588

(1)     Includes  203,718  shares  subject  to  presently   exercisable  stock
        options.
(2) Includes 429,075 shares owned by The Fisher Trust for which Mr. Fisher has sole voting and investment power. Includes 42,791 shares subject to presently exercisable stock options.

Security Ownership of Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's shares of Common Stock owned on April 26, 2001 by each of the Company's directors and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to such securities, unless otherwise specified below.


                                Amount and Nature of Beneficial        Percent
    Name of Individual                     Ownership                  of Class
 ------------------------------------------------------------------------------
Richard T. Bueschel                        277,435(1)                   5.55%
Curtis D. Carlson                           11,501(2)                   0.24%
Alan S. Fisher                             471,866(3)                   9.08%
Laurence C. Glazer                         126,065(4)                   2.60%
Gary I. Gordon                               5,002(5)                   0.11%
Christine Hughes                            38,167(6)                   0.80%
Harry Kaplowitz                            107,768(7)                   2.23%
Robert M. Leopold                          173,720(8)                   3.55%
Isaac M. Pollak                            202,749(9)                   4.12%
Millard H. Pryor, Jr.                      86,823(10)                   1.80%
Steven M. Samowich                        143,750(11)                   2.95%
All directors and
Executive officers as a group
 (11 persons)                           1,644,846(12)                  25.83%

(1)     Includes  203,718  shares  subject  to  presently   exercisable  stock
        options.
(2) Includes 6,502 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(3) Includes 429,075 shares owned by The Fisher Trust for which Mr. Fisher has sole voting and investment power. Includes 42,791 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(4)     Includes 38,664 shares subject to presently exercisable stock options.
(5) Includes 5,002 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(6)     Includes 32,667 shares subject to presently exercisable stock options.
(7)     Includes 62,082 shares subject to presently exercisable stock options.
(8) Includes 97,395 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(9) Includes 12,200 shares owned by LGP Ltd. Profit Sharing Trust for which Mr. Pollak has sole voting and investment power. Includes 55,772 shares subject to presently exercisable stock options.
(10)    Includes 43,330 shares subject to presently exercisable stock options.
(11) Includes 143,750 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(12) Includes 731,673 shares subject to presently exercisable stock options or stock options exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

     For the year ended December 31, 2000, the Company made business management consulting fee payments totaling $39,500 to Bermuda Capital for the services of Mr. Richard T. Bueschel, the Company's Chairman.

     For the year ended December 31, 2000, the Company made payments totaling $62,000 to Huguenot Associates, Inc. for the consulting services of its President, Robert M. Leopold, a director of the Company.