Form 10QSB
period 2001-03-31
INFODATA SYSTEMS INC
filed 2001-05-15
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

         Securities registered under Section 12(b) of the Exchange Act:
                                                 Name of Each Exchange
             Title of Each Class                 on Which Registered
                    None                           Not applicable

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock-$.03 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 10, 2001 as reported on the Nasdaq Small Cap market, was approximately $4,572,257. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,723,387 on March 10, 2001.

Transitional Small Business Disclosure Format:   Yes [  ]     No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                      INDEX



PART I.   FINANCIAL INFORMATION                                         Page(s)

     Item 1.    Consolidated Financial Statements (Unaudited)

                Consolidated Statements of Operations                        3
                  Three Months Ended March 31, 2001 and 2000

                Condensed Consolidated Balance Sheets                        4
                  March 31, 2001 and December 31, 2000

                Consolidated Statements of Cash Flows                        5
                  Three Months Ended March 31, 2001 and 2000

                Notes to Consolidated Financial Statements               6 - 9

     Item 2.    Management's Discussion and Analysis                    9 - 14


PART II.   OTHER INFORMATION

     Item 6.    Reports on Form 8-K                                         14


SIGNATURES                                                                  15

Item 1.
                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                          2001            2000
                                                    -----------    ------------

Revenues...........................................    $ 3,616         $ 2,728

Cost of revenues...................................      2,987           1,685
                                                    -----------    ------------

Gross profit.......................................        629           1,043
                                                    -----------    ------------

Operating expenses:
         Research and development..................        165              82
         Selling, general and administrative.......      1,065           1,176
                                                    -----------    ------------
                                                         1,230           1,258
                                                    -----------    ------------

Operating loss.....................................      (601)           (215)


Gain on sale of investment.........................      1,068               -
Interest income....................................         22              33
Interest expense...................................       (19)               -
                                                    -----------    ------------
Net income (loss)..................................       $470          $(182)
                                                    ===========    ============

         Basic net income (loss) per share.........      $ .10        $ (0.04)
                                                    ===========    ============
Weighted average basic shares outstanding..........      4,723           4,614
                                                    ===========    ============
         Diluted net income (loss) per share.......      $ .10        $ (0.04)
                                                    ===========    ============
Weighted average diluted shares outstanding........      4,733           4,614
                                                    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  INFODATA SYSTEMS INC. AND SUBSIDIARIES
                                  Condensed Consolidated Balance Sheets
                                      (Dollar Amounts in Thousands)
                                               (Unaudited)
                                                                          March 31,         December 31,
                                                                            2001               2000
                                                                      -----------------  -----------------
Assets
------
Current assets:
         Cash and cash equivalents.................................         $      894         $      321
         Short-term investments....................................                200                500
         Accounts receivable, net of allowance of $46..............              2,911              2,583
         Related party receivable, current.........................                154                151
         Other current assets......................................                104                90
                                                                      -----------------  -----------------
                  Total current assets.............................
                                                                                 4,263              3,645
                                                                      -----------------  -----------------
Property and equipment, at cost:

         Furniture and equipment...................................              3,313              3,303

         Less accumulated depreciation and amortization............             (3,028)            (2,999)
                                                                      -----------------  -----------------
                                                                                   285                304
Goodwill and other intangibles, net of accumulated amortization of
         $3,805 and $3,778.........................................                 95                102
Related party receivable...........................................                112                151
Other assets.......................................................                 22                 56
                                                                      -----------------  -----------------
Total assets.......................................................         $    4,777         $    4,258
                                                                      =================  =================
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
         Line of Credit............................................         $      933          $     722
         Accounts payable..........................................                752                588
         Accrued expenses..........................................                933              1,323
         Deferred revenue..........................................                617                590
                                                                      -----------------  -----------------
                  Total current liabilities........................
                                                                                 3,235              3,223
                                                                      -----------------  -----------------
Shareholders' equity:

         Common stock..............................................                142                141

         Additional paid-in capital................................             20,197             20,161

         Accumulated deficit.......................................            (18,797)           (19,267)
                                                                      -----------------  -----------------

Total shareholders' equity.........................................              1,542              1,035
                                                                      -----------------  -----------------
Total liabilities and shareholders' equity.........................         $    4,777         $    4,258
                                                                      =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

                                  INFODATA SYSTEMS INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                      (Dollar Amounts in Thousands)
                                               (Unaudited)
                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                2001           2000
                                                                             ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)...................................................         $ 470         $ (182)
Adjustments to reconcile net loss to cash used in operating activities:
        Gain on sale of investment........................................        (1,068)             -
        Depreciation and amortization.....................................            29             60
        Goodwill and other intangible amortization........................            27             62
        Accrued interest on line of credit................................            19              -
        Payments received on related party receivable.....................            36              -

Changes in operating assets and liabilities:
        Accounts receivable...............................................          (328)          (215)
        Other assets......................................................            (4)            (2)
        Accounts payable..................................................           164             49
        Accrued expenses..................................................          (390)           139
        Deferred revenue..................................................            27             72
                                                                             ------------  -------------
                  Net cash used in operating activities...................        (1,018)           (17)
                                                                             ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment.......................................           (10)           (91)
Purchases of short-term investments.......................................          (200)        (1,100)
Proceeds from maturity of short-term investments..........................           500          1,000
Proceeds from sale of investment..........................................         1,092              -
                                                                             ------------  -------------
Net cash provided by (used in) investing activities.......................         1,382           (191)
                                                                             ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit..............................................           192              -
Issuance of common stock..................................................            17            155
                                                                             ------------  -------------
                  Net cash provided by financing activities...............           209            155
                                                                             ------------  -------------
Net increase (decrease) in cash and cash equivalents......................           573            (53)
Cash and cash equivalents at beginning of period..........................           321            929
                                                                             ------------  -------------
Cash and cash equivalents at end of period................................         $ 894          $ 876
                                                                             ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                              INFODATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company was not in compliance with certain covenants of its credit facility which expired on April 30, 2001. The Company is attempting to refinance this debt facility and amounts due have not been repaid. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, meet its 2001 budgeted cash flow objectives, and refinance its expired credit facility.

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

3) Adoption of Accounting Pronouncements - On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new accounting and reporting standards for derivative financial instruments and hedging activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, depending on the type of hedge transaction. Adoption of this standard did not have a material impact on the Company.

New Accounting Pronouncement

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

NOTE C - LINE OF CREDIT

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc. (MLBFS) that expired on April 30, 2001 and all amounts became due under the line. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum rate equal to 2.9 % over the 30-day commercial paper rate. The per annum rate approximated the prime rate (7.9%) at March 31, 2001. Advances on the facility were based on eligible billed accounts receivable less than 90 days old. As of March 31, 2001, the Company had outstanding borrowings of $933,000 (which included $40,000 of accrued interest) against this line of credit.

The amount due under the line of credit remains unpaid and the Company is currently seeking other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended March 31, 2001, the Company paid $2,600 of interest and $0 for income tax. During the quarter ended March 31, 2000, no cash was paid for income tax or interest expense.

Supplemental disclosure of Cash Flows information:
            (in Thousands)                                  Three Months Ended
                                                                March 31,
                                                             2001       2000
                                                             ----       ----
   Non-cash investing and financing activities:
   Business acquisition in exchange for common stock         $20       $142
                                                             ===       ====

NOTE E - BUSINESS ACQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common stock with a per share fair value of $3.563, equal to the trading price of the Company's Common stock on such a date. The fair value of the acquisition price was $184,000, including $42,000 of direct cost, which was attributed to the business unit sole contract. The value of the contract is being amortized over its life of 18 months.
On February 9, 2001, the Company issued an additional 13,334 shares with a per share value of $1.50, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the Asset Purchase Agreement resulting in a purchase price adjustment of approximately $20,000 which was attributed to goodwill.

NOTE F - SEGMENT REPORTING

The table below presents information about reported segments for the three month periods ended March 31, 2001 and 2000, as well as a reconciliation to reported income (loss) before income taxes. Management does not assign identifiable assets to its segments.

                                                  Infodata Systems Inc.
                                                    Three Months Ended
                                                      March 31, 2001
                                                   Segment Information
                                                      (In Thousands)

                                          Solutions     Proprietary      Third Party        Total
                                                           Products         Products
                                       -----------------------------------------------------------
  Revenues                                  $ 2,940         $ 406           $  270       $3,616
  Direct costs                                2,461            34              241        2,736
                                       -----------------------------------------------------------
  Segmental profit                          $   479         $ 372           $   29          880
                                            =======         =====           ======
  Research and development                                                                 (165)
  Other costs not allocated to
   segments, primarily selling,
   general and administrative                                                            (1,336)
  Gain on sale of asset                                                                   1,068
  Interest income - net                                                                      23
                                                                                          -----
  Income before income taxes                                                              $ 470
                                                                                          =====

                                                      Infodata Systems Inc.
                                                        Three Months Ended
                                                          March 31, 2000
                                                       Segment Information
                                                          (In Thousands)

                                                Solutions     Proprietary        Third Party           Total
                                                                 Products           Products
                                             ----------------------------------------------------------------
  Revenues                                        $ 2,149          $  504               $ 75          $2,728
  Direct costs                                      1,044              45                 74           1,163
                                             ----------------------------------------------------------------
  Segmental profit                                $ 1,105          $  459               $  1           1,565
                                                  =======          ======               ====
  Research and development                                                                               (82)
  Other costs not allocated to segments,
    primarily selling, general and
    administrative                                                                                    (1,698)
  Interest income - net                                                                                   33
                                                                                                      ------
  Loss before income taxes                                                                            $ (182)
                                                                                                      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, NET INCOME AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text(R) software sales, Compose(R), Aerial(R) and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended March 31, 2001, Solutions accounted for 81% of total revenue; Proprietary Products accounted for 11%, and Third Party Products accounted for the remaining 8%.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The acquisition of the business unit conveyed to the Company a contractual agreement which expands the Company's presence in the intelligence community including a discipline known as Information Warfare. In conjunction with this acquisition, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common Stock with a per share fair value of $3.563, equal to the trading price of the Company's Common Stock on that date. The acquisition cost approximated $184,000, including $42,000 of direct cost attributed to the business unit's sole contract. The acquisition value of the contract is being amortized over its life of 18 months.

On February 9, 2001, the Company issued an additional 13,334 shares with a per share value of $1.50, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the Asset Purchase Agreement resulting in a purchase price adjustment of approximately $20,000 which was attributed to goodwill.

On February 9, 2001, the Company completed the sale of its entire equity position in Buckaroo.com, Inc., to six private investors for a gain of $1,068,165. The gross proceeds from the sale were $1,092,740 and the original cost was $24,575.

At March 31, 2001, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $15,323,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to uncertainty of taxable income to utilize the NOLs, a full valuation allowance has been established with respect to the deferred tax asset.

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

Deferred revenue at March 31, 2001 was $617,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenue from consulting services carry lower gross margins than deferred revenue on maintenance agreements.

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

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include the demand for our services and products, the level of product and price competition, the length of the consulting services sales cycle, the delay of deferral or customer implementation, the success of our direct sales force and indirect distribution channels, the mix of products and services sold, the timing of new hires, the ability of the Company to control costs, and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

During the latter half of 2000, the Company commenced the refocusing of its efforts on the design, development and marketing of web-based knowledge management and e-commerce solutions services to established government and commercial customers. The gross profit margins associated with such contractual activity, which now constitutes and will continue to constitute an increasing source of the Company's revenues, are higher than the gross margins associated with the third-party software sales that are expected to decline as a percent of revenue in the future. As a result of the Company's efforts, commenced during mid-2000 and substantially completed in January 2001, to curtail expenses, particularly through a reduction in force and decreased lease and marketing expenses, and the above-referenced increase in web-based knowledge management contractual activities, the Company expects that it will achieve income from operations and net income during the current quarter ending June 30, 2001.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Revenues

The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue increased by $888,000, or 33% the three months ended March 31, 2001 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                                      (Dollar Amounts in Thousands)

                                        March 31, 2001      March 31, 2000       Increase (Decrease) %
                                        --------------      --------------       ---------------------
                         Solutions
                         ---------
                Business Solutions   $            896               1,282
                      Intelligence              1,954                 763               156%
                           Inquire                 90                 104               (13%)
                                   -------------------------------------------------------------------------
           Total Solutions Revenue   $          2,940    $          2,149                37%
                                   =========================================================================
              Proprietary Products
              --------------------

                Compose and Others                193                 198                (3%)
                      Inquire/text                213                 306               (30%)
                                   -------------------------------------------------------------------------
        Total Proprietary Products
                           Revenue   $            406    $            504               (19%)
                                   =========================================================================

        Total Third Party Products
        --------------------------
                           Revenue                270    $             75               260%
                                   =========================================================================
                     Total Revenue   $          3,616    $          2,728                33%
                                   =========================================================================

Revenues from Solutions increased overall by $791,000, or 37%, from $2,149,000 for the three months ended March 31, 2000 to $2,940,000 for the three month period ended March 31, 2001. The Business Solutions unit within the Solutions segment decreased by $386,000, or 30%, from $1,282,000 for the three months ended March 31, 2000 to $896,000 for the three months ended March 31, 2001 due to the Company not recognizing revenues for services rendered during the quarter, as collectibility was not considered probable. The Intelligence Solutions unit within the Solutions segment increased by $1,191,000, or 156%, from $763,000 for the three months ended March 31, 2000 to $1,954,000 for the three months ended March 31, 2001 due to significant increases in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $14,000, or 13%, from $104,000 for the three months ended March 31, 2000 to $90,000 for the first quarter ended March 31, 2001 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $98,000, or 19%, from $504,000 for the three months ended March 31, 2000 to $406,000 for the three months ended March 31, 2001. The overall decline in proprietary revenue is attributed to reductions in INQUIRE/Text sales that will continue to decline over time as customers move applications off mainframes.

Third Party Product sales increased by $195,000, or 260%, from $75,000 for the three months ended March 31, 2000 to $270,000 for the three months ended March 31, 2001. The basis for the increase is that certain engagements require hardware and software components tied with consulting labor services.

Gross Profit

Gross profit decreased by $414,000, or 40%, from $1,043,000 for the three months ended March 31, 2000 to $629,000 for the three months ended March 31, 2001. Gross margin as a percent of revenues decreased from 38% for the three months ended March 31, 2000 to 17% for the three months ended March 31, 2001. The primary reason for the decline in gross margin and profit resulted from not recognizing revenue for services rendered during the quarter, as collectibility was not considered probable.

Research and Development Expenses

Research and development expenses increased $83,000, or 101%, from $82,000 for the three months ended March 31, 2000 to $165,000 for the three months ended March 31, 2001. The increase was accredited to the Company's decision to increase spending for the enhancement of an existing product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $111,000, or 9%, from $1,176,000 for the three months ended March 31, 2000 to $1,065,000 for the three months ended March 31, 2001. The decrease was a result of a reduction in selling costs and in administrative personnel.

Interest Income and Expense

Interest income decreased $11,000, or 33%, from $33,000 for the three months ended March 31, 2000 to $22,000 for the three months ended March 31, 2001. The reduction in interest income is due to lower cash balances and short-term investments in the first quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Conversely, the Company incurred approximately $19,000 in interest expense for the quarter ended March 31, 2001 resulting from outstanding borrowings under our credit facility as compared to $0 interest expense for the quarter ended March 31, 2000.

Net Income (Loss)

As a result of the completed sale of the Company's entire equity stake in Buckaroo.com., the company recognized a gain of $1,068,165 in the first quarter of 2001 resulting in net income for the quarter of $470,000 as compared to a loss of $182,000 for the quarter ended March 31, 2000.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company was not in compliance with certain covenants of its credit facility which expired on April 30, 2001. The Company is attempting to refinance this debt facility and amounts due have not been repaid. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, meet its 2001 budgeted cash flow objectives, and refinance its expired credit facility. The Company is considering efforts to raise up to $400,000 of private convertible preferred stock capital in mid-2001.

At March 31, 2001, the Company had cash, cash equivalents and short-term investments of $1,094,000. Net working capital at March 31, 2001 amounted to $1,028,000 as compared to $2,376,000 at March 31, 2000. The Company had $933,000
of borrowing which included $40,000 of accrued interest as of March 31, 2001. At March 31, 2001, the Company maintained a line of credit with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for up to $1,000,000 based upon eligible receivables. Interest on any outstanding debt under this line was calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. At March 31, 2001, this per annum rate approximated prime. The facility expired on April 30, 2001 accelerating all amounts due under the line.

The amount due under the line of credit remains unpaid and the Company is currently seeking other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful.

Net cash used in operating activities for the three months ended March 31, 2001 was $1,018,000, which was due to the Company's net loss for the quarter before gain on the sale of an investment asset, resulting in net income of $470,000. The primary adjustments to the net income to arrive at net cash used in operating activities included (i) increases in accounts payable ($164,000), goodwill and other intangible amortization ($27,000), depreciation and amortization ($29,000), payments received on a related party receivable ($36,000), accrued interest on the line of credit ($19,000) and deferred revenue ($27,000); and (ii) decreases primarily attributable to the gain on the sale of the Company's equity interest in Buckaroo.com ($1,068,000) and increases in accounts receivable ($328,000) and accrued expenses ($390,000).

Net cash used in investing activities for the three months ended March 31, 2001 of $1,382,000 was derived primarily by the maturing of various short-term investments offset by the purchase of property and equipment and reinvestment of proceeds from maturing investments and the sale of the Company's equity interest in Buckaroo.com.

Net cash provided by financing activities for the three months ended March 31, 2001 of $209,000 arose from purchases under the employee stock purchase plan which amounted to $17,000 and the net borrowings under the line of credit of $192,000.

Net cash flow from operating activities for the three months ended March 31, 2001 was not sufficient to fund the operations of the business. However, management believes that it will be able to restructure its existing credit facility or find alternative financing and that available working capital will then be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

Contingencies

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1998. Audits for years 1999 and 2000 have not begun, and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

PART II.   OTHER INFORMATION

Item 6.    Reports On Form 8 - K

REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFODATA SYSTEMS INC.


                                       BY:  /s/ Steven M. Samowich
                                            -------------------------------
                                            Steven M. Samowich
                                            President and CEO
Date:   May 14, 2001

                                       BY:  /s/ Gary I. Gordon
                                            -------------------------------
                                            Gary I. Gordon
                                            Chief Accounting Officer
                                            (Principal Financial and Accounting
                                              Officer)
#579940