Form 10QSB
period 2001-06-30
INFODATA SYSTEMS INC
filed 2001-08-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 9, 2001 as reported on the NASD OTC Bulletin Board, was approximately $3,266,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,754,949 on August 9, 2001.

Transitional Small Business Disclosure Format:   Yes  [ ]      No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                      INDEX



PART I.   FINANCIAL INFORMATION                                          Page(s)

          Item 1.   Consolidated Financial Statements (Unaudited)


                    Consolidated Statements of Operations                      3
                     Three Months Ended June 30, 2001 and 2000


                    Consolidated Statements of Operations                      4
                     Six Months Ended June 30, 2001 and 2000


                    Condensed Consolidated Balance Sheets                      5
                     June 30, 2001 and December 31, 2000

                    Consolidated Statements of Cash Flows                      6
                     Six Months Ended June 30, 2001 and 2000

                    Notes to Consolidated Financial Statements            7 - 11


         Item 2.           Management's Discussion and Analysis          11 - 18


PART II.   OTHER INFORMATION

         Item 3.           Defaults Upon Senior Securities               18 - 19

         Item 5.           Other Information                                  19

         Item 6.           Reports on Form 8-K                                19


SIGNATURES                                                                    19

PART I. FINANCIAL INFORMATION

Item 1.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                             2001        2000
                                                            -------     -------

Revenues..................................................  $ 4,107     $ 3,660

Cost of revenues..........................................    3,168       2,761
                                                            -------     -------

Gross profit..............................................      939         899
                                                            -------     -------

Operating expenses:
  Research and development................................      106          62
  Selling, general and administrative.....................    1,069       1,029
                                                            -------     -------
                                                              1,175       1,091
                                                            -------     -------

Operating loss............................................     (236)       (192)


Interest income...........................................       16          30
Interest expense..........................................      (15)         (2)
                                                            -------     -------
Net loss..................................................  $  (235)     $ (164)
                                                            =======     =======

  Basic and diluted net loss per share....................  $ (0.05)    $ (0.04)
                                                            =======     =======
Weighted average basic shares outstanding.................    4,743       4,674
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------

Revenues..................................................  $ 7,723     $ 6,388

Cost of revenues..........................................    6,155       4,446
                                                            -------     -------

Gross profit..............................................    1,568       1,942
                                                            -------     -------

Operating expenses:
  Research and development................................      271         144
  Selling, general and administrative.....................    2,134       2,205
                                                            -------     -------
                                                              2,405       2,349
                                                            -------     -------

Operating loss............................................     (837)       (407)
Gain on sale of investment................................    1,068           -

Interest income...........................................       38          63
Interest expense..........................................      (34)         (2)
                                                            -------     -------
Net income (loss).........................................  $   235     $  (346)
                                                            =======     =======

  Basic net income (loss) per share.......................  $  0.05     $ (0.07)
                                                            =======     =======
Weighted average basic shares outstanding.................    4,732       4,644
                                                            =======     =======
  Diluted net income (loss) per share.....................  $  0.05     $ (0.07)
                                                            =======     =======
Weighted average diluted shares outstanding...............    4,749       4,644
                                                            =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         2001            2000
                                                       ---------    ------------
Assets
Current assets:
  Cash and cash equivalents............................ $    924      $    321
  Short-term investments...............................        -           500
  Accounts receivable, net of allowance of $36.........    2,831         2,583
  Related party receivable, current....................        -           151
  Other current assets.................................      150            90
                                                        --------      --------
          Total current assets.........................    3,905         3,645
                                                        --------      --------
Property and equipment, at cost:

  Furniture and equipment..............................    3,315         3,303

  Less accumulated depreciation and amortization.......   (3,107)       (2,999)
                                                        --------      --------
                                                             208           304

Goodwill and other intangibles, net of
 accumulated amortization of $3,842 and $3,778.........       54           102
Related party receivable...............................        -           151
Other assets...........................................       38            56
                                                        --------      --------
Total assets........................................... $  4,205      $  4,258
                                                        ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Line of Credit....................................... $    670      $    722
  Accounts payable.....................................      559           588
  Accrued expenses.....................................    1,222         1,323
  Deferred revenue.....................................      455           590
                                                        --------      --------
           Total current liabilities...................    2,906         3,223
                                                        --------      --------
Shareholders' equity:

  Common stock.........................................      142           141

  Additional paid-in capital...........................   20,189        20,161

  Accumulated deficit..................................  (19,032)      (19,267)
                                                        --------      --------

Total shareholders' equity.............................    1,299         1,035
                                                        --------      --------
Total liabilities and shareholders' equity............. $  4,205      $  4,258
                                                        ========      ========

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss).......................................  $   235     $  (346)
Adjustments to reconcile net loss to cash
 used in operating activities:
  Gain on sale of investment..............................   (1,068)          -
  Depreciation and amortization...........................      108         113
  Goodwill and other intangible amortization..............       63         140
  Change in related party receivable......................      302           -
Changes in operating assets and liabilities:
  Accounts receivable.....................................     (248)     (1,562)
  Other assets............................................      (66)         17
  Accounts payable........................................      (29)        440
  Accrued expenses........................................     (116)        282
  Deferred revenue........................................     (135)       (139)
                                                            -------     -------
          Net cash used in operating activities...........     (954)     (1,055)
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment.......................      (12)       (195)
Purchases of short-term investments.......................     (200)     (1,200)
Proceeds from maturity of short-term investments..........      700       1,700
Proceeds from sale of investment..........................    1,092           -
Business acquisition......................................        -          (9)
                                                            -------     -------
Net cash provided by investing activities.................    1,580         296
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit................................      (52)          -
Issuance of common stock..................................       29         178
                                                            -------     -------
          Net cash (used in) provided by
           financing activities...........................      (23)        178
                                                            -------     -------
Net (decrease) increase in cash and cash equivalents......      603        (581)

Cash and cash equivalents at beginning of period..........      321         929
                                                            -------     -------
Cash and cash equivalents at end of period................  $   924     $   348
                                                            =======     =======

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

2) The Company also provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. The related revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms.

3) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4) Adoption of Accounting Pronouncements - On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new accounting and reporting standards for derivative financial instruments and hedging activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, depending on the type of hedge transaction. Adoption of this standard did not have a material impact on the Company.

5)   New Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

NOTE C - LINE OF CREDIT

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc. that expired on April 30, 2001 accelerating all amounts due under the line. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum rate equal to 2.9 % over the 30-day commercial paper rate. The per annum rate approximated the prime rate (6.63%) at June 30, 2001. Advances on the facility were based on eligible billed accounts receivable less than 90 days old. As of June 30, 2001, the Company had outstanding borrowings of $670,000 against this line of credit.

The amount due under the line of credit remains unpaid and the Company is currently negotiating other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $34,000 interest for the six months ended June 30, 2001 and $0 for income tax. During the six months ended June 30, 2000, the Company paid $2,000 of interest expense and $0 for income tax.

Supplemental disclosure of Cash Flows information:
 (in Thousands)                                               Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
  Non-cash investing and financing activities:
  Business acquisition in exchange for common stock         $    20     $   142

NOTE E - BUSINESS ACQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of Common stock with a per share fair value of $3.563, equal to the trading price of the Company's Common stock on such date. The fair value of the acquisition price was $184,000, including $42,000 of direct cost, which was attributed to the business unit's sole contract. The value of the contract is being amortized over its life of 18 months.

On February 9, 2001, the Company issued an additional 13,334 shares with a per share value of $1.50, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the Asset Purchase Agreement between the Company and Earth Satellite Corporation resulting in a purchase price adjustment of approximately $20,000 which was attributed to goodwill. The adjusted acquisition cost was approximately $200,000.

NOTE F - SEGMENT REPORTING

The table below presents information about reported segments for the three and six month periods ended June 30, 2001 and 2000, as well as a reconciliation to reported income (loss) before income taxes. Management does not assign identifiable assets to its segments.

                              Infodata Systems Inc.
                               Three Months Ended
                                  June 30, 2001
                               Segment Information
                                 (In Thousands)

                                            Proprietary   Third Party
                                Solutions    Products      Products      Total
                                ---------   -----------   -----------   -------

Revenues                         $ 3,444       $ 366         $ 297      $ 4,107
Direct costs                       2,545          27           279        2,851
                                 -------       -----         -----      -------
Segmental profit                 $   899       $ 339         $  18        1,256
                                 =======       =====         =====
Research and development                                                   (106)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                              (1,401)
Interest income - net                                                        16
                                                                        -------
Loss before income taxes                                                $  (235)
                                                                        =======

                              Infodata Systems Inc.
                               Three Months Ended
                                  June 30, 2000
                               Segment Information
                                 (In Thousands)

                                            Proprietary   Third Party
                                Solutions    Products      Products      Total
                                ---------   -----------   -----------   -------

Revenues                         $ 2,811       $ 428         $ 421      $ 3,660
Direct costs                       1,452          55           388        1,895
                                 -------       -----         -----      -------
Segmental profit                 $ 1,359       $ 373         $  33        1,765
                                 =======       =====         =====
Research and development                                                    (62)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                              (1,897)
Interest income - net                                                        30
                                                                        -------
Loss before income taxes                                                $  (164)
                                                                        =======




                              Infodata Systems Inc.
                                Six Months Ended
                                  June 30, 2001
                               Segment Information
                                 (In Thousands)

                                            Proprietary   Third Party
                                Solutions    Products      Products      Total
                                ---------   -----------   -----------   -------

Revenues                         $ 6,384       $ 772         $ 567      $ 7,723
Direct costs                       5,006          61           520        5,587
                                 -------       -----         -----      -------
Segmental profit                 $ 1,378       $ 711         $  47        2,136
                                 =======       =====         =====
Research and development                                                   (271)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                              (2,736)
Gain on sale of asset                                                     1,068
Interest income - net                                                        38
                                                                        -------
  Income before income taxes                                            $   235
                                                                        =======

                              Infodata Systems Inc.
                                Six Months Ended
                                  June 30, 2000
                               Segment Information
                                 (In Thousands)

                                            Proprietary   Third Party
                                Solutions    Products      Products      Total
                                ---------   -----------   -----------   -------

Revenues                         $ 4,960       $ 932         $ 496      $ 6,388
Direct costs                       2,496         100           462        3,058
                                 -------       -----         -----      -------
Segmental profit                 $ 2,464       $ 832         $  34        3,330
                                 =======       =====         =====
Research and development                                                   (144)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                              (3,595)
Interest income - net                                                        63
                                                                        -------
Loss before income taxes                                                $  (346)
                                                                        =======

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

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text(R) software sales, Compose(R), Aerial(R) and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended June 30, 2001, Solutions accounted for 84% of total revenue, Proprietary Products accounted for 9%, and Third Party Products accounted for the remaining 7%.

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

On February 9, 2001, the Company issued an additional 13,334 shares with a per share value of $1.50, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the Asset Purchase Agreement between the Company and Earth Satellite Corporation resulting in a purchase price adjustment of approximately $20,000 which was attributed to goodwill. The adjusted acquisition price was approximately $200,000.

On February 9, 2001, the Company completed the sale of its entire equity position in Buckaroo.com, Inc., to six private investors for a gain of $1,068,165. The gross proceeds from the sale were $1,092,740 with an original cost of $ 24,575.

At June 30, 2001, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $15,558,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to the uncertainty of taxable income to utilize the NOLs, a full valuation allowance has been established with respect to the deferred tax asset.

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

Deferred revenue at June 30, 2001 was $455,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenue from consulting services carry lower gross margins than deferred revenue on maintenance agreements.

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

During the latter half of 2000, the Company commenced the refocusing of its efforts on the design, development and marketing of web-based knowledge management and e-commerce solutions services to established government and commercial customers. The gross profit margins associated with such contractual activity, which now constitutes and will continue to constitute an increasing source of the Company's revenues, are higher than the gross margins associated with the third-party software sales that are expected to decline as a percent of revenue in the future. The Company will continue to provide third party software where certain engagements require hardware and software components tied with consulting labor even though the Company expects lower margins. As a result of the Company's efforts, commenced during mid-2000 and substantially completed in June 2001, to curtail expenses, particularly through a reduction in force and decreased lease and marketing expenses, and the above-referenced increase in web-based knowledge management contractual activities.


Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Revenues
The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue increased by $447,000, or 12%, for the three months ended June 30, 2001 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                          (Dollar Amounts in Thousands)

                                     June 30,      June 30,        Increase
                                       2001          2000        (Decrease) %
                                     --------      --------      ------------
                         Solutions
                Business Solutions   $ 1,151       $ 1,929           (40%)
                      Intelligence     2,220           804            176%
                           Inquire        73            78            (6%)
                                     ----------------------------------------
           Total Solutions Revenue   $ 3,444       $ 2,811            23%
                                     ========================================
              Proprietary Products
                Compose and Others       141           168           (16%)
                      Inquire/text       225           260           (13%)
                                     ----------------------------------------
Total Proprietary Products Revenue   $   366       $   428           (14%)
                                     ========================================
Total Third Party Products Revenue   $   297       $   421           (29%)
                                     ========================================
                     Total Revenue   $ 4,107       $ 3,660            12%
                                     ========================================

Revenues from Solutions increased overall by $633,000, or 23%, from $2,811,000 for the three months ended June 30, 2000 to $3,444,000 for the three-month period ended June 30, 2001. The Business Solutions unit within the Solutions segment decreased by $778,000, or 40%, from $1,929,000 for the three months ended June 30, 2000 to $1,151,000 for the three months ended June 30, 2001 due to the Companys de-emphasis in providing services for early-stage technology companies. In addition, the Company deferred revenue recognition for services provided to one of its customers as collectibility was not considered probable. The Intelligence Solutions unit within the Solutions segment increased by $1,416,000, or 176%, from $804,000 for the three months ended June 30, 2000 to $2,220,000 for the three months ended June 30, 2001 due to significant increases in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $5,000, or 6%, from $78,000 for the three months ended June 30, 2000 to $73,000 for the three months ended June 30, 2001 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $62,000, or 14%, from $428,000 for the three months ended June 30, 2000 to $366,000 for the three months ended June 30, 2001. The decline in proprietary revenue is attributed to reductions in INQUIRE/Text sales that will continue to decline over time as customers move applications off mainframes and a de-emphasis in Compose and related products sales of which have declined more slowly than the Company originally forecasted.

Third Party Product sales decreased by $124,000, or 29%, from $421,000 for the three months ended June 30, 2000 to $297,000 for the three months ended June 30, 2001. The decrease in the second quarter ended June 30, 2001 is due to the continued effort by the Company to move away from low margin sales even though the Company will still continue to sell third party software where certain engagements require hardware and software components tied with consulting labor services.

Gross Profit

Gross profit increased by $40,000, or 4%, from $899,000 for the three months ended June 30, 2000 to $939,000 for the three months ended June 30, 2001. Gross margin as a percent of revenues decreased from 25% for the three months ended June 30, 2000 to 23% for the three months ended June 30, 2001. The primary reason for the decline in gross margin for the quarter ended June 30,

2001 was due to the de-emphasis in providing services for early-stage technology companies. In addition, the Company deferred revenue recognition for services provided to one of its customers, as collectibility was not considered probable.

Research and Development Expenses

Research and development expenses increased $44,000, or 71%, from $62,000 for the three months ended June 30, 2000 to $106,000 for the three months ended June 30, 2001. The increase was attributed to the Company's decision to increase spending for the enhancement of existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $40,000, or 4%, from $1,029,000 for the three months ended June 30, 2000 to $1,069,000 for the three months ended June 30, 2001. The nominal increase was due to an increase in severance costs.

Interest Income and Expense

Interest income decreased $14,000, or 47%, from $30,000 for the three months ended June 30, 2000 to $16,000 for the three months ended June 30, 2001. The reduction in interest income is due to lower cash balances and the maturity of all short-term investments of which the proceeds were used for operations in the second quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Conversely, the Company incurred approximately $15,000 in interest expense for the quarter ended June 30, 2001 resulting from outstanding borrowings under our credit facility as compared to $2,000 interest expense for the quarter ended June 30, 2000.

Net Loss

As a result of the above, the net loss increased by $71,000 or 43%, from $164,000 for the three months ended June 30, 2000 to $235,000 for the three months ended June 30, 2001.


 Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues
Total revenue increased by $1,335,000, or 21%, for the six months ended June 30, 2001 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                          (Dollar Amounts in Thousands)

                                     June 30,      June 30,        Increase
                                       2001          2000        (Decrease) %
                                     --------      --------      ------------
                         Solutions
                Business Solutions   $ 2,047       $ 3,211           (36%)
                      Intelligence     4,174         1,567            166%
                           Inquire       163           182           (10%)
                                     ----------------------------------------
           Total Solutions Revenue   $ 6,384       $ 4,960            29%
                                     ========================================
              Proprietary Products
                Compose and Others       334           366            (9%)
                      Inquire/text       438           566           (23%)
                                     ----------------------------------------
Total Proprietary Products Revenue   $   772       $   932           (17%)
                                     ========================================
Total Third Party Products Revenue   $   567       $   496            14%
                                     ========================================
                     Total Revenue   $ 7,723       $ 6,388            21%
                                     ========================================

Revenues from Solutions increased overall by $1,424,000, or 29%, from $4,960,000 for the six months ended June 30, 2000 to $6,384,000 for the six-month period ended June 30, 2001. The Business Solutions unit within the Solutions segment decreased by $1,164,000, or 36%, from $3,211,00 for the six months ended June 30, 2000 to $2,047,000 for the six months ended June 30, 2001 due to the Companys de-emphasis in providing services for early-stage technology companies. In addition, the Company deferred revenue recognition for services provided to one of its customers as collectibility was not considered probable. The Intelligence Solutions unit within the Solutions segment increased by $2,607,000, or 166%, from $1,567,000 for the six months ended June 30, 2000 to
$4,174,000 for the six months ended June 30, 2001 due to significant increases in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $19,000 or 10%, from $182,000 for the six months ended June 30, 2000 to $163,000 for the second quarter ended June 30, 2001 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $160,000, or 17%, from $932,000 for the six months ended June 30, 2000 to $772,000 for the six months ended June 30, 2001. The overall decline in proprietary revenue is attributed to reductions in INQUIRE/Text sales that will continue to decline over time as customers move applications off mainframes and the de-emphasis in Compose and related products which declined more slowly than the Company originally forecasted.

Third Party Product sales increased by $71,000, or 14%, from $496,000 for the six months ended June 30, 2000 to $567,000 for the six months ended June 30, 2001. The basis for the increase is that certain engagements during the first six months ended June 30, 2001 required hardware and software components which were tied with consulting labor services. The Company will continue to move away from low margin products unless specific contractual arrangements require the need to provide these types of services.

Gross Profit

Gross profit decreased by $374,000, or 19%, from $1,942,000 for the six months ended June 30, 2000 to $1,568,000 for the six months ended June 30, 2001. Gross margin as a percent of revenues decreased from 30% for the six months ended June 30, 2000 to 20% for the six months ended June 30, 2001. The primary reason for the decline in gross profit for the six months ended June 30, 2001 was due to the de-emphasis in providing services for early-stage technology companies. In addition, the Company deferred revenue recognition for services provided to one of its customers as collectibility was not considered probable.

Research and Development Expenses

Research and development expenses increased $127,000, or 88%, from $144,000 for the six months ended June 30, 2000 to $271,000 for the six months ended June 30, 2001. The increase was attributed to the Company's decision to increase spending for the enhancement of existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $71,000 or 3%, from $2,205,000 for the six months ended June 30, 2000 to $2,134,000 for the six months ended June 30, 2001. The decrease was a result of a reduction in selling costs and in administrative personnel.

Interest Income and Expense

Interest income decreased $25,000, or 40%, from $63,000 for the six months ended June 30, 2000 to $38,000 for the six months ended June 30, 2001. The reduction in interest income is due to lower cash balances and the maturity of all short-term investments of which the proceeds were used for operations in the first six months ended June 30, 2001 compared to the quarter ended June 30, 2000. Conversely, the Company incurred approximately $34,000 in interest expense for the six months ended June 30, 2001 resulting from outstanding borrowings under our credit facility as compared to $2,000 interest expense for the quarter ended June 30, 2000.

Net Income (Loss)

As a result of the completed sale of the Company's entire equity stake in Buckaroo.com., the company recognized a gain of $1,068,000 in the first six months ended June 30, 2001, resulting in net income for the period of $235,000 as compared to a loss of $346,000 for the prior year's corresponding period.


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

At June 30, 2001, the Company had cash, cash equivalents and short-term investments of $924,000. Net working capital at June 30, 2001 amounted to $999,000 as compared to $422,000 at December 31, 2000. The Company previously maintained a line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. The Company had $670,000 of borrowings as of June 30, 2001. The facility expired on April 30, 2001 accelerating all amounts due under the line. Interest on any outstanding debt under this line was calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. At June 30, 2001, this per annum rate approximated prime.

The amount due under the line of credit remains unpaid and the Company is currently seeking other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful.

Net cash used in operating activities for the six months ended June 30, 2001 was $954,000 which was due to the Company's net loss for the first six months before gain on the sale of an investment asset, resulting in net income of $235,000. The primary adjustments to the net income to arrive at net cash used in operating activities included (i) increases in other assets ($66,000), goodwill and other intangible amortization ($63,000), depreciation and amortization ($108,000), changes in related party receivable ($302,000), accounts receivable ($248,000), and (ii) decreases primarily attributable to the gain on the sale of the Company's equity interest in Buckaroo.com ($1,068,000), decreases in accrued expenses ($116,000), accounts payable ($29,000) and deferred revenue ($135,000).

Net cash provided in investing activities for the six months ended June 30, 2001 of $1,580,000 was derived primarily by the maturing of various short-term investments offset by the purchase of property and equipment and reinvestment of proceeds from maturing investments and the sale of the Company's equity interest in Buckaroo.com.

Net cash used in financing activities for the six months ended June 30, 2001 of $23,000 arose from purchases under the employee stock purchase plan which amounted to $29,000 offset by repayments under the line of credit of $52,000.

Net cash flow from operating activities for the six months ended June 30, 2001 was not sufficient to fund the operations of the business. However, management believes that it will be able to restructure its existing credit facility or find alternative financing and that available working capital will then be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

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

PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services inc. that expired on April 30, 2001 and all amounts under the line then became due. The line of credit provided the Company with up to $1,000,000 of borrowings at an annual interest rate of 2.9% over the 30-day commercial paper rate. At June 30, 2001, the annual rate approximated the prime rate (6.63%). Advances on the facility were based on eligible billed accounts receivable less than 90 days old. As of June 30, 2001, the Company had outstanding borrowings of $670,000 under this line of credit that were unpaid and due. The Company currently is seeking other financial alternatives.

Item 5.    Other Information.

On July 19, 2001, the Company's Common Stock commenced trading on the NASD OTC Bulletin Board under the symbol "INFD". On that date, the common stock was delisted from the Nasdaq SmallCap Market due to non-compliance with that market's minimum net tangible assets requirement.

Item 6.    Reports On Form 8 - K

REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFODATA SYSTEMS INC.



                                       BY:  /s/ Steven M. Samowich
                                          -------------------------------------
                                            Steven M. Samowich
                                            President and CEO
Date:   August 14, 2001


                                       BY:  /s/ Gary I. Gordon
                                          -------------------------------------
                                            Gary I. Gordon
                                            Chief Accounting Officer
                                            (Principal Financial and Accounting
                                             Officer)