Form 10QSB
period 2001-09-30
INFODATA SYSTEMS INC
filed 2001-11-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10416

                              INFODATA SYSTEMS INC.
--------------------------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X     No ____
                                                                 ----

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 5, 2001 as reported on the NASD OTC Bulletin Board, was approximately $3,155,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,769,559 on November 5, 2001.

Transitional Small Business Disclosure Format:      Yes  [ ]      No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION                                        Page(s)

          Item 1.  Consolidated Financial Statements (Unaudited)


                   Consolidated Statements of Operations                      3
                     Three Months Ended September 30, 2001 and 2000


                   Consolidated Statements of Operations                      4
                     Nine Months Ended September 30, 2001 and 2000


                   Condensed Consolidated Balance Sheets                      5
                     September 30, 2001 and December 31, 2000

                   Consolidated Statements of Cash Flows                      6
                     Nine Months Ended September 30, 2001 and 2000

                   Notes to Consolidated Financial Statements            7 - 11


          Item 2.  Management's Discussion and Analysis                 11 - 17


PART II.   OTHER INFORMATION

          Item 3.  Defaults Upon Senior Securities                           17

          Item 4.  Submission of Matters to a Vote of Security Holders       18


          Item 5.  Other Information                                         18

          Item 6.  Reports on Form 8-K                                       18


SIGNATURES                                                                   19

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)


                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                     --------------------------
                                                           2001           2000
                                                     -----------   ------------

Revenues............................................    $ 4,061        $ 3,585

Cost of revenues....................................      3,329          2,949
                                                     -----------   ------------

Gross profit........................................        732            636
                                                     -----------   ------------

Operating expenses:
         Research and development...................        159            110
         Selling, general and administrative........        966          1,211
                                                     -----------   ------------
                                                          1,125          1,321
                                                     -----------   ------------

Operating
          loss......................................       (393)          (685)


Interest income.....................................          9             20
Interest expense....................................        (11)           (8)
                                                     -----------   ------------
Net loss............................................     $ (395)         $(673)
                                                     ===========   ============

         Basic and diluted net loss per share.......     $(0.08)       $ (0.14)
                                                     ===========   ============
Weighted average basic shares outstanding...........      4,755          4,682
                                                     ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                               ------------------------------
                                                                     2001               2000
                                                               -----------       ------------

Revenues......................................................   $ 11,784            $ 9,973

Cost of revenues..............................................      9,484              7,395
                                                               -----------       ------------

Gross profit..................................................      2,300              2,578
                                                               -----------       ------------

Operating expenses:
         Research and development.............................        430                254
         Selling, general and administrative..................      3,100              3,416
                                                               -----------       ------------
                                                                    3,530              3,670
                                                               -----------       ------------

Operating
          loss................................................     (1,230)            (1,092)
Gain on sale of
                investment....................................      1,068                  -

Interest income...............................................         47                 83
Interest expense..............................................        (45)               (10)
                                                               -----------       ------------
Net loss......................................................     $ (160)           $(1,019)
                                                               ===========       ============

         Basic and diluted net loss per share.................     $(0.03)           $ (0.22)
                                                               ===========       ============
Weighted average basic and diluted shares outstanding.........      4,740              4,656
                                                               ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                   (Unaudited)
                                                               September 30,       December 31,
                                                                    2001               2000
                                                              -----------------  -----------------
Assets
Current assets:
         Cash and cash equivalents.........................        $     1,110          $     321
         Short-term investments............................                  -                500
         Accounts receivable, net..........................              2,881              2,583
         Related party receivable, current.................                  -                151
         Other current assets..............................                 79                 90
                                                              -----------------  -----------------
                  Total current assets.....................              4,070              3,645
                                                              -----------------  -----------------
Property and equipment, at cost:

         Furniture and equipment...........................              3,323              3,303

         Less accumulated depreciation and amortization....             (3,153)            (2,999)
                                                              -----------------  -----------------
                                                                           170                304
Goodwill and other intangibles, net........................                 13                102
Related party receivable...................................                  -                151
Other assets...............................................                 20                 56
                                                              -----------------  -----------------
Total assets...............................................         $    4,273         $    4,258
                                                              =================  =================
Liabilities and Shareholders' Equity
Current Liabilities:
         Line of Credit....................................          $     681          $     722
         Accounts payable..................................                964                588
         Accrued expenses..................................              1,373              1,323
         Deferred revenue..................................                343                590
                                                              -----------------  -----------------
                  Total current liabilities................              3,361              3,223
                                                              -----------------  -----------------
Shareholders' equity:

         Common stock......................................                142                141

         Additional paid-in capital........................             20,197             20,161

         Accumulated deficit...............................            (19,427)           (19,267)
                                                              -----------------  -----------------

Total shareholders' equity.................................                912              1,035
                                                              -----------------  -----------------
Total liabilities and shareholders' equity.................         $    4,273         $    4,258
                                                              =================  =================


The accompanying notes are an integral part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)
                                   (Unaudited)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2001           2000
                                                                -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss ..............................................     $  (160)       $(1,019)
Adjustments to reconcile net loss to cash used
  in operating activities:
        Gain on sale of investment ..........................      (1,068)          --

        Depreciation and amortization .......................         154            168

        Goodwill and other intangible amortization ..........         104            229

        Change in related party receivable ..................         302           (314)
Changes in operating assets and liabilities:
        Accrued interest ....................................         (11)          --
        Accounts receivable .................................        (298)        (1,350)
        Other assets ........................................          23              9
        Accounts payable ....................................         376            454
        Accrued expenses ....................................          35            380
        Deferred revenue ....................................        (247)          (230)
                                                                  -------        -------
                  Net cash used in operating activities .....        (790)        (1,673)
                                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment .........................         (20)          (285)
Purchases of short-term investments .........................        (200)        (1,200)
Proceeds from maturity of short-term investments ............         700          2,200
Proceeds from sale of investment ............................       1,092           --
Business acquisition ........................................        --              (19)
                                                                  -------        -------
                  Net cash provided by investing activities..       1,572            696
                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (borrowings) repayments of  line of credit ..............         (30)           436
Issuance of common stock ....................................          37            199
                                                                  -------        -------
                  Net cash provided by financing activities..           7            635
                                                                  -------        -------
Net increase (decrease) in cash and cash equivalents ........         789           (342)

Cash and cash equivalents at beginning of period ............         321            929
                                                                  -------        -------
Cash and cash equivalents at end of period ..................     $ 1,110        $   587
                                                                  =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company's credit facility expired on April 30, 2001 accelerating all amounts due under the line. The Company is attempting to refinance this debt facility and amounts due have not been repaid. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, meet its 2001 budgeted cash flow objectives, and refinance its expired credit facility.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1) Revenue Recognition - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", as amended. Revenues from license arrangements are recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is reasonably assured. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are recognized when the services are performed and collectibility is reasonably assured. Revenues from consulting and professional services contracts are recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenues from cost reimbursement contracts are recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

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

4)       New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002.


NOTE C - LINE OF CREDIT

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc. that expired on April 30, 2001 accelerating all amounts due under the line. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum rate equal to 2.9 % over the 30-day commercial paper rate. The per annum rate approximated the prime rate (5.57%) at September 30, 2001. Advances on the facility were based on eligible billed accounts receivable less than 90 days old. As of September 30, 2001, the Company had outstanding borrowings of $681,000 against this line of credit.

The amount due under the line of credit remains unpaid and the Company is currently negotiating other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $34,000 interest, and accrued $11,000 interest for the nine months ended September 30, 2001 and $0 for income tax. During the nine months ended September 30, 2000, the Company paid $10,000 of interest expense and $0 for income tax.



Supplemental disclosure of Cash Flows information:
            (in Thousands)                                    Nine Months Ended
                                                                September 30,
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

NOTE F - SEGMENT REPORTING

The table below presents information about reported segments for the three and nine month periods ended September 30, 2001 and 2000, as well as a reconciliation to reported income (loss) before income taxes. Management does not assign identifiable assets to its segments.

                                                        Infodata Systems Inc.
                                                          Three Months Ended
                                                          September 30, 2001
                                                         Segment Information
                                                            (In Thousands)
                                             Solutions       Proprietary      Third Party       Total
                                                              Products         Products
                                             ----------      -----------      -----------     -----------
Revenues                                       $ 2,921          $   343         $   797         $ 4,061
Direct costs                                     2,239               30             743           3,012
                                               -------          -------         -------         -------
Segmental profit                               $   682          $   313         $    54           1,049
                                                                =======         =======         =======
Research and development                                                                           (159)
  Other costs not allocated to segments,
    primarily selling, general and
    administrative                                                                               (1,287)
  Interest, net                                                                                       2
                                                                                                -------
  Loss before income taxes                                                                       $ (395)
                                                                                                =======

                                                        Infodata Systems Inc.
                                                          Three Months Ended
                                                          September 30, 2000
                                                         Segment Information
                                                            (In Thousands)
                                             Solutions       Proprietary      Third Party       Total
                                                              Products         Products
                                             ----------      -----------      -----------     -----------
Revenues                                       $ 3,047          $   388         $   150         $ 3,585
Direct costs                                     1,635               63             135           1,833
                                               -------          -------         -------         -------
Segmental profit                               $ 1,412          $   325         $    15           1,752
                                               =======          =======         =======
Research and development                                                                           (110)
Other costs not allocated to segments,
  primarily selling, general and
  administrative                                                                                 (2,327)
Interest, net                                                                                        12
                                                                                                -------
Loss before income taxes                                                                        $  (673)
                                                                                                =======


                                                        Infodata Systems Inc.
                                                          Nine Months Ended
                                                          September 30, 2001
                                                         Segment Information
                                                            (In Thousands)

                                             Solutions       Proprietary      Third Party       Total
                                                              Products         Products
                                             ----------      -----------      -----------     -----------
Revenues                                       $ 9,305         $  1,115        $  1,364        $ 11,784
Direct costs                                     7,245               91           1,263           8,599
                                               -------          -------         -------         -------
Segmental profit                               $ 2,060         $  1,024        $    101           3,185
                                               =======          =======         =======
Research and development                                                                           (430)
Other costs not allocated to segments,
  primarily selling, general and
  administrative                                                                                 (3,985)
Gain on sale of asset                                                                             1,068
Interest, net                                                                                         2
                                                                                                -------
Loss before income taxes                                                                       $   (160)
                                                                                                =======

                                                        Infodata Systems Inc.
                                                          Nine Months Ended
                                                          September 30, 2000
                                                         Segment Information
                                                            (In Thousands)

                                             Solutions       Proprietary      Third Party       Total
                                                              Products         Products
                                             ----------      -----------      -----------     -----------
Revenues                                       $ 8,007          $ 1,320         $   646         $ 9,973
Direct costs                                     4,131              163             597           4,891
                                               -------          -------         -------         -------
Segmental profit                               $ 3,876          $ 1,157         $    49           5,082
                                               =======          =======         =======
Research and development                                                                           (254)
Other costs not allocated to segments,
  primarily selling, general and
  administrative                                                                                 (5,920)
Interest, net                                                                                        73
                                                                                                -------
Loss before income taxes                                                                        $(1,019)
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

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include INQUIRE/Text(R) software sales, Compose(R), Aerial(R) and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended September 30, 2001, Solutions accounted for 72% of total revenue, Proprietary Products accounted for 8%, and Third Party Products accounted for the remaining 20%.

At September 30, 2001, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $15,953,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to the uncertainty of taxable income to utilize the NOLs, a full valuation allowance has been established with respect to the deferred tax asset.

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

Deferred revenue at September 30, 2001 was $343,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text product. The balance of deferred revenue generally relates to consulting services. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product. Deferred revenue from consulting services carry lower gross margins than deferred revenue on maintenance agreements.

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

During the latter half of 2000, the Company commenced the refocusing of its efforts on the design, development and marketing of web-based knowledge management and e-commerce solutions services to established government and commercial customers. The gross profit margins associated with such contractual activity, which now constitutes and will continue to constitute an increasing source of the Company's revenues, are higher than the gross margins associated with the third-party software sales that are expected to decline as a percent of revenue in the future. The Company will continue to provide third party software where certain engagements require hardware and software components tied with consulting labor even though the Company expects lower margins. As a result, the Company will continue to evaluate its financial position and, when necessary, it will continue to curtail expenses, particularly through a reduction in force and decreased lease and marketing expenses.


Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues
The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue increased by $ 476,000, or 13%, for the three months ended September 30, 2001 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                                       (Dollar Amounts in Thousands)

                                      September 30, 2001        September 30, 2000    Increase (Decrease) %
                                      ------------------        ------------------    ---------------------
                         Solutions

                Business Solutions          $       744             $      1,817                   (59%)
                      Intelligence                2,135                    1,141                    87%
                           Inquire                   42                       89                   (53%)
                                   ---------------------------------------------------------------------------
           Total Solutions Revenue          $     2,921             $      3,047                    (4%)
                                   ===========================================================================
              Proprietary Products

                Compose and Others                  122                      141                   (13%)
                      Inquire/text                  221                      247                   (11%)
                                   ---------------------------------------------------------------------------
        Total Proprietary Products
                           Revenue          $       343             $        388                   (12%)
                                   ===========================================================================
Total Third Party Products Revenue          $       797             $        150                    431%
                                   ===========================================================================
                     Total Revenue          $     4,061             $      3,585                    13%
                                   ===========================================================================

Revenues from Solutions decreased overall by $126,000, or 4%, from $3,047,000 for the three months ended September 30, 2000 to $2,921,000 for the three-month period ended September 30, 2001. The Business Solutions unit within the Solutions segment decreased by $ 1,073,000, or 59%, from $1,817,000 for the three months ended September 30, 2000 to $744,000 for the three months ended September 30, 2001 due to the Company's de-emphasis in providing services for early-stage technology companies. In addition, the Company deferred revenue recognition for services provided to one of its customers as collectibility was not considered probable. The Intelligence Solutions unit within the Solutions segment increased by $994,000, or 87%, from $1,141,000 for the three months ended September 30, 2000 to $2,135,000 for the three months ended September 30, 2001 due to significant increases in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $47,000, or 53%, from $89,000 for the three months ended September 30, 2000 to $42,000 for the three months ended September 30, 2001 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $45,000, or 12%, from $388,000 for the three months ended September 30, 2000 to $343,000 for the three months ended September 30, 2001. The decline in proprietary revenue is a result of reductions in INQUIRE/Text sales that will continue to decline over time as customers move applications off mainframes.

Third Party Product sales increased by $647,000, or 431%, from $150,000 for the three months ended September 30, 2000 to $797,000 for the three months ended September 30, 2001. The increase in the third quarter ended September 30, 2001 is primarily due to the sale by the Company of third party software for certain consulting engagements that include hardware and software components.

Gross Profit

Gross profit increased by $96,000, or 15%, from $636,000 for the three months ended September 30, 2000 to $732,000 for the three months ended September 30, 2001. The gross margin as a percent of sales was 18% for both quarters ended September 30. The third party sales in the third quarter offset losses on certain fixed price contracts, which resulted in no change in gross margins when comparing the quarters ending September 30.

Research and Development Expenses

Research and development expenses increased by $49,000 or 45%, from $110,000 for the three months ended September 30, 2000 to $159,000 for the three months ended September 30, 2001. The increase was due to the Company's decision to increase spending for the enhancement of existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $245,000, or 20%, from $1,211,000 for the three months ended September 30, 2000 to $966,000 for the three months ended September 30, 2001. The decrease was due to the Company's effort to reduce selling costs.

Interest Income and Expense

Interest income decreased $11,000, or 55%, from $20,000 for the three months ended September 30, 2000 to $9,000 for the three months ended September 30, 2001. The reduction in interest income is due to lower cash balances and the maturity of all short-term investments. The Company incurred approximately $11,000 in interest expense for the quarter ended September 30, 2001 resulting from outstanding borrowings under our credit facility as compared to $8,000 interest expense for the quarter ended September 30, 2000.

Net Loss

As a result of the above, the net loss decreased by $278,000, or 41%, from $673,000 for the three months ended September 30, 2000 to $395,000 for the three months ended September 30, 2001.


Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues
Total revenue increased by $1,811,000, or 18%, for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                                           (Dollar Amounts in Thousands)
                                       September 30, 2001      September 30, 2000       Increase (Decrease) %
                                       ------------------      ------------------       ---------------------
                         Solutions

                Business Solutions           $      2,791            $      5,028            (44%)
                      Intelligence                  6,309                   2,708            133%
                           Inquire                    205                     271            (24%)
                                   ---------------------------------------------------------------------------
           Total Solutions Revenue           $      9,305            $      8,007             16%
                                   ===========================================================================
              Proprietary Products

                Compose and Others                    456                     507            (10%)
                      Inquire/text                    659                     813            (19%)
                                   ---------------------------------------------------------------------------
        Total Proprietary Products
                           Revenue           $      1,115            $      1,320            (16%)
                                   ===========================================================================
Total Third Party Products Revenue           $      1,364            $        646            111%
                                   ===========================================================================
                     Total Revenue           $     11,784            $      9,973             18%
                                   ===========================================================================

Revenues from Solutions increased overall by $1,298,000, or 16%, from $8,007,000 for the nine months ended September 30, 2000 to $9,305,000 for the nine-month period ended September 30, 2001. The Business Solutions unit within the Solutions segment decreased by $2,237,000, or 44%, from $5,028,000 for the nine months ended September 30, 2000 to $2,791,000 for the nine months ended September 30, 2001 due to the Company's de-emphasis in providing services for early-stage technology companies. In addition, the Company deferred revenue recognition for services provided to one of its customers as collectibility was not considered probable. The Intelligence Solutions unit within the Solutions segment increased by $3,601,000, or 133%, from $2,708,000 for the nine months ended September 30, 2000 to $6,309,000 for the nine months ended September 30, 2001 due to significant increases in classified government work. The Inquire Solutions unit within the Solutions segment decreased by $66,000, or 24%, from $271,000 for the nine months ended September 30, 2000 to $205,000 for the third quarter ended September 30, 2001 due to a decline in INQUIRE/Text maintenance and Inquire consulting services.

Proprietary Product revenue decreased by $205,000, or 16%, from $1,320,000 for the nine months ended September 30, 2000 to $1,115,000 for the nine months ended September 30, 2001. The overall decline in proprietary revenue is attributed to reductions in INQUIRE/Text sales that will continue to decline over time as customers move applications off mainframes and the de-emphasis in Compose and related products which declined more slowly than the Company originally forecasted.

Third Party Product sales increased by $718,000, or 111%, from $646,000 for the nine months ended September 30, 2000 to $1,364,000 for the nine months ended September 30, 2001. The basis for the increase is that certain engagements during the first nine months ended September 30, 2001 required hardware and software components which were tied with consulting labor services. The Company will continue to move away from low margin products unless specific contractual arrangements require the need to provide these types of services.

Gross Profit

Gross profit decreased by $278,000 or 11%, from $2,578,000 for the nine months ended September 30, 2000 to $2,300,000 for the nine months ended September 30, 2001. Gross margin as a percent of revenues decreased from 26% for the nine months ended September 30, 2000 to 20% for the nine months ended September 30, 2001. The primary reason for the decline in gross profit for the nine months ended September 30, 2001 was due to the de-emphasis in providing services for early-stage technology companies, and cost overruns on certain fixed price contracts. In addition, the Company deferred revenue recognition for services provided to one of its customers as collectibility was not considered probable.

Research and Development Expenses

Research and development expenses increased $176,000, or 69%, from $254,000 for the nine months ended September 30, 2000 to $430,000 for the nine months ended September 30, 2001. The increase was due to the Company's decision to increase spending for the enhancement of existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $316,000, or 9%, from $3,416,000 for the nine months ended September 30, 2000 to $3,100,000 for the nine months ended September 30, 2001. The decrease was a result of a reduction in selling costs and in administrative personnel.

Interest Income and Expense

Interest income decreased $36,000, or 43%, from $83,000 for the nine months ended September 30, 2000 to $47,000 for the nine months ended September 30, 2001. The reduction in interest income is due to lower cash balances and the maturity of all short-term investments. Cash and proceeds were used for operations in the first nine months ended September 30, 2001. The Company incurred approximately $45,000 in interest expense for the nine months ended September 30, 2001 resulting from outstanding borrowings under our credit facility as compared to $10,000 interest expense for the quarter ended September 30, 2000.

Net Income (Loss)

As a result of the completed sale of the Company's entire equity stake in Buckaroo.com., the company recognized a gain of $1,068,000 in the first nine months ended September 30, 2001, resulting in a loss for the period of $160,000 as compared to a loss of $1,019,000 for the prior year's corresponding period.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company's credit facility expired on April 30, 2001 accelerating all amounts due under the line. The Company is attempting to refinance this debt facility and amounts due have not been repaid. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, meet its 2001 budgeted cash flow objectives, and refinance its expired credit facility.

At September 30, 2001, the Company had cash, cash equivalents and short-term investments of $1,110,000. Net working capital at September 30, 2001 amounted to $709,000 as compared to $422,000 at December 31, 2000. The Company maintained a working capitol line of credit with Merrill Lynch Business Financial Services, Inc. for up to $1,000,000 based upon eligible receivables. The Company had $681,000of borrowings as of September 30, 2001. The facility expired on April 30, 2001 accelerating all amounts due under the line. Interest on any outstanding debt under this line was calculated at a per annum rate equal to the sum of 2.9% plus the 30-day commercial paper rate. At September 30, 2001, this per annum rate approximated prime.

The amount due under the line of credit remains unpaid and the Company is currently seeking other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful.

Net cash used in operating activities for the nine months ended September 30, 2001 was $790,000 which was primarily due to the Company's net loss for the first nine months before gain on the sale of an investment asset.

Net cash provided by investing activities for the nine months ended September 30, 2001 of $1,572,000 was derived primarily by the maturing of various short-term investments, and the sale of the Company's equity interest in Buckaroo.com., offset by the purchase of property and equipment and purchases of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2001 of $7,000 arose from purchases under the employee stock purchase plan which amounted to $37,000 offset by net repayments under the line of credit of $30,000.

Net cash flow from operating activities for the nine months ended September 30, 2001 was not sufficient to fund the operations of the business. However, management believes that it will be able to restructure its existing credit facility or find alternative financing and that available working capital will then be sufficient to meet its requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

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

PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc. that expired on April 30, 2001 and all amounts under the line then became due. The line of credit provided the Company with up to $1,000,000 of borrowings at an annual interest rate of 2.9% over the 30-day commercial paper rate. At September 30, 2001, the annual rate approximated the prime rate (5.57%). Advances on the facility were based on eligible billed accounts receivable less than 90 days old. As of September 30, 2001, the Company had outstanding borrowings of $681,000 under this line of credit that were unpaid and due. The Company currently is seeking other financial alternatives.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on October 3, 2001. A total of 4,492,274 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting.

The proposals voted upon by stockholders were 1) the election of directors, 2) an amendment to the Company's 1995 Stock Option Plan that would reserve 250,000 additional shares of the Company's common stock for issuance thereunder, 3) an amendment to the Company's 1995 Stock Option Plan that would annually reserve additional shares of the Company's Common Stock equal to 2% of the total authorized common shares for issuance thereunder, and 4) an amendment to the Company's 1997 Employee Stock Purchase Plan that would reserve 200,000 additional shares of the Company's Common Stock for issuance thereunder.

The following persons were nominated and elected by the votes indicated to serve as members of the Board of Directors for one year or until their successors are elected and qualified: Richard T. Bueschel (2,994,638 shares for and 1,497,636 withheld), Alan S. Fisher (2,995,387 shares for and 1,496,887 withheld), Christine Hughes (3,034,658 shares for and 1,457,616 withheld), Robert M. Leopold (2,924,566 shares for and 1,567,708 withheld), Isaac M. Pollak (2,916,202 shares for and 1,576,072 withheld), Millard H. Pryor, Jr. (3,021,609 shares for and 1,470,665 withheld), and Steven M. Samowich (4,047,207 shares for and 445,067 withheld).

Proposals 2, 3, and 4 were approved by the votes indicated: Proposal 2 - (1,436,141 shares for, 1,427,895 shares against, and 32,987 abstained); Proposal 3 - (1,436,808 shares for, 1,429,002 against, and 31,213 abstained); and Proposal 4 - (2,540,887 shares for, 317,510 shares against, and 38,626 abstained), respectively.

Item 5.    Other Information.

On July 19, 2001, the Company's Common Stock commenced trading on the NASD OTC Bulletin Board under the symbol "INFD". On that date, the common stock was delisted from the Nasdaq SmallCap Market due to non-compliance with that market's minimum net tangible assets requirement.

Item 6.    Reports On Form 8 - K

REPORTS ON FORM 8 - K. No reports on Form 8-K were filed during the nine-month period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INFODATA SYSTEMS INC.


                                               BY:  /s/ Steven M. Samowich
                                                  ------------------------------
                                                    Steven M. Samowich
                                                    President and CEO
Date:   November 14, 2001

                                               BY:  /s/ Gary I. Gordon
                                                  ------------------------------
                                                    Gary I. Gordon
                                                    Chief Accounting Officer
                                                    (Principal Financial and
                                                    Accounting Officer)