Form 10-K
period 2001-12-31
INFODATA SYSTEMS INC
filed 2002-04-01
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ending December 31, 2001 are $15,925,000.

As of March 15, 2002, there were 4,791,210 common shares outstanding. As of March 15, 2002, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $694,000.

Item 2 of Part I (Management's Discussion and Analysis or Plan of Operation), and Part F/S (Consolidated Financial Statements, and Notes to Consolidated Financial Statements) to be filed by amendment.

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

Solutions

The Solutions business consists of designing, developing and implementing web-based knowledge management (KM), content management, and e-Commerce systems solutions for commercial and government clients. Solutions include web-based KM systems integration, document management analysis and implementation, web-site design, systems architecture, application development and turnkey implementation of complex e-Commerce web infrastructures and consulting services surrounding the implementation of proprietary products. These solutions may include application frameworks ("Frameworks"), the Company's proprietary software products, or other commercial-off-the-shelf (COTS) products. Frameworks are Infodata-owned software modules that are licensed to the customer and become components of the total solution. Application frameworks, such as e-Hub(TM), a data transformation and tagging engine, are repeatable, reusable software components that shorten implementation time and improve time-to-market for customers. This re-use of proven software code facilitates the expedient implementation of custom solutions while also mitigating performance risk. Solutions represent the largest segment of the Company's business.

Proprietary Products

Proprietary Products include INQUIRE(R)/Text, WebINQUIRE(R), AnnoDoc(TM), the Company's Adobe Acrobat plug-in products Compose(R) and Aerial(R), and the annual support arrangements associated with each of these products.

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

AnnoDoc is a collaboration tool that allows users anywhere in the world the ability to mark-up and annotate documents through a web browser and save the annotations as a separate file.

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

o      Proprietary Products, particularly:

       o      AnnoDoc - the web-based electronic document annotation tool; and
       o      Compose - the proprietary Adobe Acrobat Exchange plug-in product;
              and
       o      INQUIRE/Text - the proprietary mainframe text retrieval software.

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

Sales and Marketing


In 2001, the Company focused on building a network of high quality pharmaceutical, financial, discrete manufacturing, and government prospects. Infodata continues to build its sales pipeline through direct sales efforts.

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

Customers

The Company targets both commercial and government markets. Many major companies and government organizations use the Company's products and services. Sales to government customers represented approximately 72% of revenues in 2001 and approximately 50% in 2000. One government customer accounted for more than 10% of the Company's revenue during both 2001 and 2000.

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

Research and Development

The Company's 2001 Research and Development (R&D) expenses increased from 2000 levels due to its decision to increase spending on the enhancement of existing products.

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

Employees

As of March 15, 2002, the Company had a total of 63 employees, of which 51 were technical professionals, 4 comprised the sales and marketing staff, and the remainder was involved in management, corporate security, administration, contracts, and accounting. The Company's employees are not represented by any unions and the Company has not experienced any work stoppages.

Recent Developments

At a Special Meeting held on March 1, 2002, the shareholders of Infodata approved the Agreement and Plan of Merger, dated as of January 10, 2002 (the "Agreement of Merger"), between the Company and Science Applications International Corporation ("SAIC"). However, on that same date, Infodata was notified by its major United States Intelligence Community customer that the scope of a large contract (the "Customer Contract"), accounting for 40% of Infodata's revenue in 2001, was going to be substantially reduced. Although Infodata believes that it had performed well under the Customer Contract, the terms of the Customer Contract give the government customer the right to change the scope of its services engagement, which is typical of all government contracts. As a result of the foregoing, Infodata has reduced its expenses to adjust for this loss of revenue by reducing the number of its employees, cutting its rent expense and reducing expenditures in other areas.

In the first weeks following this contract notification, Infodata was uncertain of what percentage, if any, of the Customer Contract would be retained. Infodata currently believes that approximately 75% of the Infodata staff will continue to provide services under this Customer Contract. Some of the Infodata staff affected by the reduction of work under the Customer Contract are being transferred by Infodata to other contracts with Infodata customers in the same government community. While some of these assignments are short-term, it gives Infodata time to pursue other opportunities in different, but related governmental departments, where Infodata has expertise. In addition, part of the reduction of Infodata's revenue from this reduction of work under the Customer Contract came from eliminating subcontractors, on which Infodata earned only a small margin.

For the present, Infodata intends to continue to operate three business units:
(1) The Information Technology (IT) professional services unit that does business with the United States Intelligence Community; (2) the IT professional services group that designs and implements complex web content management and document management systems for commercial and government clients such as Pfizer Corporation and the Federal Deposit Insurance Corporation ("FDIC"); and (3) the Software Products group, that designs and builds proprietary products such as the recently announced AnnoDoc(TM) and DocLuminate(TM).

Because Infodata had expected the merger with SAIC to be completed in March 2002, Infodata delayed the commencement of its year-end audit and, therefore, Infodata will not have an audited report of its financial information completed before mid-April 2002. SAIC is currently evaluating the economic impact of these changes and has not yet notified Infodata whether, or on what terms, SAIC will be willing to proceed with the merger with Infodata.

Item 2.  Description of Property

In 2001, the Company leased 25,950 square feet of office space for its headquarters and operations in Fairfax, Virginia. In March 2002, the Company and the property owner entered into an agreement whereby 8,185 square feet of office space would be returned to the building owner effective April 2002. The end of the lease on the remaining office space, July 31, 2003, remained unchanged. Payments under the lease were approximately $635,000 in 2001 and are expected to be $502,000 in 2002.

Item 3.  Legal Proceedings

The Company is presently not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4a.  Executive Officers

The following information relates to executive officers of the Company as of March 15, 2002.

         Name               Age                  Position
         ----               ---                  --------
Steven M. Samowich           51       President and Chief Executive Officer
Harry Kaplowitz              58       Executive Vice President
Gary I. Gordon               48       Chief Accounting Officer
Curtis D. Carlson            37       Secretary

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

From September 1994 to July 2001, the Company's Common Stock was quoted on the NASDAQ SmallCap Market under the symbol "INFD". On July 19, 2001, the Company's Common Stock was delisted from the Nasdaq SmallCap Market due to non-compliance with that market's minimum net tangible assets requirement and commenced trading on the NASD OTC Bulletin Board under the symbol "INFD".


The table below shows the range of closing bid prices for the Common Stock for the quarters indicated.

                                       2001                        2000
                                High           Low          High            Low
        First Quarter          $1.88         $0.75         $6.03          $2.00
        Second Quarter          2.00          1.00          3.31           2.09
        Third Quarter           1.66          0.57          2.50           1.69
        Fourth Quarter          1.00          0.52          2.06           0.97

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

As of March 15, 2002, there were approximately 350 record holders and 1,500 beneficial holders of the Company's Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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


       Index to Consolidated Financial Statements:                 Page

       Report of Independent Accountants...............To be filed by amendment.

       Consolidated Statements of Operations -
       Each of the two years in the period ended
       December 31, 2001...............................To be filed by amendment.

       Consolidated Balance Sheets - December 31,
       2001 and 2000...................................To be filed by amendment.

       Consolidated Statements of Shareholders'
       Equity for each of the two years in the
       period ended December 31, 2001..................To be filed by amendment.

       Consolidated Statements of Cash Flows for
       each of the two years in the period ended
       December 31, 2001...............................To be filed by amendment.

       Notes to Consolidated Financial
       Statements - December 31, 2001 and 2000.........To be filed by amendment.

(b)    Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

EXHIBIT INDEX

 Exhibit Number                         Description


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

       10.13 Agreement and Plan of Merger, dated as of January 10, 2002, by and among the Company, Science Applications International Corporation and Info Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K, dated January 10, 2002).

       21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

       23     Consent of PricewaterhouseCoopers LLP (to be filed by Amendment).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2002
                                            INFODATA SYSTEMS INC.

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

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----


/s/ Richard T. Bueschel         Chairman of the Board              April 1, 2002
---------------------------
Richard T. Bueschel

/s/ Alan S. Fisher              Director                           April 1, 2002
---------------------------
Alan S. Fisher



/s/ Gary I. Gordon              Chief Accounting Officer           April 1, 2002
---------------------------     (Principal Financial
Gary I. Gordon                   and Accounting Officer)


/s/ Christine Hughes            Director                           April 1, 2002
---------------------------
Christine Hughes


/s/ Robert M. Leopold           Director                           April 1, 2002
---------------------------
Robert M. Leopold


/s/ Isaac M. Pollak             Director                           April 1, 2002
---------------------------
Isaac M. Pollak


/s/ Millard H. Pryor, Jr.       Director                           April 1, 2002
---------------------------
Millard H. Pryor, Jr.


/s/ Steven M. Samowich          President, Chief Executive         April 1, 2002
---------------------------     Officer and Director
Steven M. Samowich              (Principal Executive Officer)