Form 10KSB/A
period 2001-12-31
INFODATA SYSTEMS INC
filed 2002-04-15
CIK 50420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               FORM 10-KSB/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          Amendment No. 1 to Annual Report on Form 10-KSB for the Year
                             Ended December 31, 2001

                              INFODATA SYSTEMS INC.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Virginia                   1-0416                   16-0954695
 ----------------------------      -------------          ---------------------
 (State or other jurisdiction      (Commission            (IRS Employer
     of incorporation)              File Number)          Identification Number)

           12150 Monument Drive
           Fairfax, Virginia                                   22033
     ---------------------------------------                 ---------
     (Address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code: (703) 934-5205

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2001, a set forth in he pages attached hereto:

   Facing Page  Revenue for the Year Ended December 31, 2001
   Part I.      Customers
   Part II.     Item 5. Market for Common Equity and Related Stockholder Matters
                Item 6. Management's Discussion and Analysis
                Item 7. Financial Statements
   Part III.    Item 13. Exhibits, List and Reports on Form 8-K
   Exhibit 23   Consent of PricewaterhouseCoopers LLP

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFODATA SYSTEMS INC.

Date: April 15, 2002                  By: /s/   Steven M. Samowich
                                         ---------------------------------------
                                      Steven M. Samowich
                                      President and Chief Executive Officer

                              INFODATA SYSTEMS INC.

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

FACING PAGE

The facing page of the Company's 10-KSB as filed with the Securities and Exchange Commission on April 1, 2002 is amended to reflect that the registrant's revenues for the fiscal year ending December 31, 2001 were $15,525,000.

PART I

Customers

Part I "Customers" of the Company's 10-KSB as filed with the Securities and Exchange Commission on April 1, 2002 is amended to reflect that sales to government customers represented approximately 71% and 50% for the years ended December 31, 2001 and 2000, respectively.

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

The table below shows the range of closing sale prices for the Common Stock for the quarters indicated.
                                       2001                     2000
                                 High        Low          High       Low
        First Quarter           $1.63      $0.75         $6.03     $1.69
        Second Quarter           1.88       1.00          3.50      1.50
        Third Quarter            1.66       0.57          2.50      1.75
        Fourth Quarter           0.88       0.52          2.06      0.38

The market quotations reflected above are inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its Common Stock and presently has no intention to do so. It believes that execution of its operating plan requires the Company to retain available funds to support future business activities. Payment of cash dividends on the Company's Common Stock in the future will be dependent upon the earnings and financial condition of the Company, and other factors, which the Board of Directors may deem appropriate.

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

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services (Solutions), sales of proprietary products (Proprietary Products), and the sale of third party software and hardware (Third Party Products). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include sales of INQUIRE/Text software, Compose software, Aerial software and their associated maintenance. Third Party Products include software and hardware with some related services. For the year ended December 31, 2001, Solutions accounted for 79% of the Company's revenues; Proprietary Products accounted for 10% of revenues, and Third Party Products accounted for the remaining 11% of revenues. Revenues increased by 19% in 2001 as compared to 2000. For the year ended December 31, 2000, Solutions accounted for 81% of the Company's revenues; Proprietary products accounted for 13% of revenues, and Third Party Products accounted for 6% of revenues.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. government intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit as of December 31, 2001 was approximately $199,000, including $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract is being amortized over its life of 18 months and as of December 31, 2001; the Company had fully amortized that amount.

At December 31, 2001, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $13,554,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the Company's prior acquisition of AMBIA Corporation in 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance that the Company will be able to utilize a significant amount of its NOLs. Due to the uncertainty of the Company's future taxable income against which the NOLs may be utilized, a full valuation allowance has been established with respect to the NOLs as a deferred tax asset.

Revenue from consulting services is recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Revenue from software licenses is recognized in accordance with the provisions of the Statement of Position 97-2, "Software Revenue Recognition"; as amended. Revenue from post customer support and maintenance agreements is recognized over the period that such support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements.

Deferred revenue at December 31, 2001 was $747,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text software product and on third party software maintenance agreements. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue on proprietary products pertains to INQUIRE/Text, which is a mature software product.

The components of the Company's cost of revenue are dependent on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs such as travel, and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products and associated maintenance, the cost of revenue includes the cost incurred by the Company to acquire the product/service, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the Company includes in revenue the shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation of the product for the purchaser.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include the demand for our services and products, the level of product and price competition; the length of the consulting services sales cycle; the delay or deferral of customer implementation; the success of our direct sales force and our indirect distribution channels; the mix of products and services sold; the timing of hiring of new employees and/or consultants; the ability of the Company to control costs; and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

Critical Accounting Policies and Significant Estimates

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of revenues on long-term contracts. Management continuously evaluates its estimates and assumptions related to long-term contracts and award fee provisions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the Company's most critical accounting policies used in the preparation of our consolidated financial statements.

A portion of our revenue is derived primarily from long-term contracts. Revenues on long-term fixed-price or time and material contracts with a maximum price are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

Certain contracts include award fee provisions for increased or decreased revenue and profit based on actual performance against established targets. Award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should we fail to perform sufficiently under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

We have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Revenues

The Company derives revenue from the three segments of Solutions, Proprietary Products and Third Party Products. Solutions revenue include consulting services for both commercial and government customers. Proprietary Product revenues include the sale of INQUIRE/Text software products and services and related maintenance, and sales of the Company's Compose software and other plug-in based software products. Third Party Products include software and hardware along with associated software maintenance, sold to both government and commercial customers. Total revenue increased by $2,503,000, or 19%, from $13,022,000 for the year ended December 31, 2000 to $15,525,000 for the year ended December 31, 2001. Revenue for each period consisted of the following:

                                                    (Dollar Amounts in Thousands)
                                                          Twelve Months Ended
                                       December 31, 2001    December 31, 2000    Increase (Decrease) %
                                       -----------------    -----------------    ---------------------
                         Solutions
                         ---------
                Business Solutions          $      3,800        $       5,897            (36%)
                      Intelligence                 8,154                4,282             90%
                           INQUIRE                   260                  369            (30%)
                                   ------------------------------------------------------------------------
           Total Solutions Revenue          $     12,214        $      10,548             16%
                                   ========================================================================

              Proprietary Products
              --------------------
                Compose and Others          $        722                  705              2%
                      INQUIRE/Text                   856                1,044            (18%)
                                   ------------------------------------------------------------------------
        Total Proprietary Products
                           Revenue          $      1,578        $       1,749            (10%)
                                   ========================================================================

         Total Third Party Products
         --------------------------
                           Revenue          $      1,733        $         725            139%
                                   ========================================================================
                      Total Revenue         $     15,525        $      13,022             19%
                                   ========================================================================

Revenue from Solutions increased overall by $1,666,000, or 16%, from $10,548,000 for the year ended December 31, 2000 to $12,214,000 for the year ended December 31, 2001 including sales to related parties amounting to $1,677,000 in 2000 and none in 2001. The Business Solutions unit within the Solutions segment decreased by $2,097,000, or 36%, from $5,897,000 for the year ended December 31, 2000 to $3,800,000 for the year ended December 31, 2001 due to the Company's de-emphasis in providing services for early-stage technology companies. The Intelligence Solutions unit within the Solutions segment increased by $3,872,000, or 90%, from $4,282,000 for the year ended December 31, 2000 to $8,154,000 for the year ended December 31, 2001, due to an increase in classified government work. The INQUIRE Solutions unit within the Solutions segment decreased by $109,000, or 30%, from $369,000 for the year ended December 31, 2000 to $260,000 for the year ended December 31, 2001 due to a decline in INQUIRE/Text maintenance and INQUIRE consulting services.

Proprietary Product revenue decreased by $171,000, or 10%, from $1,749,000 for the year ended December 31, 2000 to $1,578,000 for the year ended December 31, 2001. The primary reason for the decline in Proprietary Products was due to the overall decline in INQUIRE/Text related revenue, which will continue to decline over time as customers move applications off mainframes. For the year ended December 31, 2001, Third Party Product revenues increased by $1,008,000, or 139% from $725,000 in 2000 to $1,733,000 for the year ended December 31, 2001. The increase in third party software revenue was primarily due to the Company's continuous effort to sell third party software and associated software maintenance for certain consulting engagements that included hardware and software components even though low margins were expected in these engagements.

Gross Profit

Gross profit increased by $561,000, or 20%, from $2,780,000 for the year ended December 31, 2000 to $3,341,000 for the year ended December 31, 2001. The gross margin as a percent of revenue was 21% for both years. The Third Party Product sales and licensing fees for 2001 more than offset losses on certain fixed price contracts, which resulted in no change in the gross margin of the Company between 2001 as compared to 2000. See Note 9 to the financial statements for information on segment profits.

Research and Development Expenses

Research and development expenses increased $108,000, or 28%, from $379,000 for the year ended December 31, 2000 to $487,000 for the year ended December 31, 2001. The overall increase was due to the Company's decision to increase spending for the enhancement of existing proprietary software products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $740,000, or 15%, from $4,776,000 for the year ended December 31, 2000 to $4,036,000 for the year ended December 31, 2001. The decrease was primarily due to reductions in selling, general and administrative personnel costs during 2001.

Gain on sale of investment

On February 9, 2001, the Company sold its holdings of common stock and preferred stock of Buckaroo.com, Inc., a Silicon Valley-based on-line commodity exchange site that serves the computer chip market, to six private investors for a total of $1,092,740 in cash. The Company originally obtained such shares in July 1999 for $24,575. As a result of the sale of such shares, the Company recorded a gain of $1,068,165 during the first quarter of 2001.

Interest Income and Expense

Interest income decreased $48,000, from $100,000 for the year ended December 31, 2000 to $52,000 for the year ended December 31, 2001. The decrease was due to lower balances in short-term investments during the year ended December

31, 2001, as well as lower interest rates applied to cash and cash equivalent balances throughout the year which generated lower interest income compared to the previous year.

Interest expense increased $60,000, from $28,000 for the year ended December 31, 2000 to $88,000 for the year ended December 31, 2001. The increase was due to higher credit facility balances in 2001 compared to 2000 and approximately $34,000 in late fees.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company's credit facility expired on April 30, 2001, thus, accelerating all amounts due under that credit facility. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations, indicate that there is substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements of the Company do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to obtain a new credit facility and meet its 2002 budgeted cash flow objectives.

Although, the Company believes that it will be able to obtain a new credit facility and meet its projected budget projections, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and replacing its credit facility in 2002. Failure by the Company to obtain sufficient financing, meet its budget expectations, or replace its credit facility may have a material adverse effect on the Company's financial position, results of operations or cash flows.

At December 31, 2001, the Company had cash and cash equivalents of $1,002,000 and net working capital of $741,000. The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc. that expired on April 30, 2001, thus accelerating all amounts due under that line of credit. As of December 31, 2001 and 2000, the Company had outstanding borrowings of $616,000 (which included $6,800 of accrued interest) and $722,000 (which included $22,000 of accrued interest), respectively, under this line of credit.

Net cash used in operating activities for the year ended December 31, 2001 of $816,000 was due to the Company's net loss of $150,000. The primary adjustments to the net loss to arrive at net cash used in operating activities included (i) increases in accounts payable and accrued expenses of $428,000, deferred revenue of $157,000, goodwill and other intangible amortization of $117,000, and depreciation and amortization of $147,000; and (ii) decreases primarily attributable to the gain on the sale of an investment asset of $1,068,165 resulting from the Company's sale of its investment in Buckaroo.com, Inc., an increase in accounts receivables of $400,000, and an increase in prepaid expenses and other assets of $345,000.

Net cash provided by investing activities of $1,569,000 for the year ended December 31, 2001 was derived primarily by the maturing of various short-term investments and the sale of the Company's investment in Buckaroo.com, Inc. This was partially offset by the purchase of property and equipment and short-term investments.

Net cash used by financing activities of $72,000 arose from purchases under the employee stock purchase plan, which amounted to $41,000 and net repayments under short-term debt of $113,000.

Proposed Merger

On March 1, 2002, the Company was notified by its major United States Intelligence Community customer that the scope of a large contract (the "Customer Contract"), accounting for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, the terms of the Customer Contract give the government customer the right to change the scope of its services engagement, which right is typical in virtually all government contracts. As a result of the foregoing, the Company has reduced its expenses to adjust for this loss of revenue by reducing the number of its employees, reducing its rent expense and reducing expenditures in other areas.

At a Special Meeting held on March 1, 2002, the shareholders of Infodata approved the Agreement and Plan of Merger, dated as of January 10, 2002 (the "Agreement of Merger"), between the Company and Science Applications International Corporation ("SAIC"). However, consummation of the proposed merger has been delayed until the parties are able to determine whether the government customer's action under the Customer Contract will adversely impact the Company and result in the merger not being consummated. The Agreement of Merger will expire pursuant to its terms on June 30, 2002.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first quarter of 2002 and to subsequently terminate it upon the consummation of the merger with SAIC.

Item 7.  Financial Statements

The consolidated financial statements required hereunder are listed under Item 13(a) below.

PART III

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Financial Statements. The financial statements and exhibits required by Item 7 and this Item 13 of Form 10-KSB are listed below.

         Index to Consolidated Financial Statements:                       Page

         Report of Independent Accountants.............................       9

         Consolidated Statements of Operations - Each of the two years
         in the period ended December 31, 2001.........................      10

         Consolidated Balance Sheets - December 31, 2001 and 2000......   11-12

         Consolidated Statements of Shareholders' Equity for each of
         the two years in the period ended December 31, 2001...........      13

         Consolidated Statements of Cash Flows for each of the two
         years in the period ended December 31, 2001...................      14

         Notes to Consolidated Financial Statements - December 31,
         2001 and 2000.................................................   15-26

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------
23                     Consent of PricewaterhouseCoopers LLP

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Infodata Systems Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Infodata Systems Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its credit facility expired on April 30, 2001 accelerating all amounts due under the line that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PricewaterhouseCoopers LLP
McLean, Virginia
April 5, 2002

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                               Year Ended
                                                              December 31,

                                                              2001      2000
                                                              ----      ----

Revenue (including related party sales of $1,677 in 2000
 and $0 in 2001).........................................    $15,525   $13,022

Cost of revenue                                               12,184    10,242
                                                             -------   -------
         Gross profit....................................      3,341     2,780
                                                             -------   -------
Operating expenses:
         Research and development........................        487       379
         Selling, general and administrative.............      4,036     4,776
                                                             -------   -------
                                                               4,523     5,155

         Operating loss..................................     (1,182)   (2,375)

Gain on sale of investment...............................      1,068         -

Interest income..........................................         52       100
Interest expense.........................................        (88)      (28)
                                                             -------   -------

Net loss ................................................    $  (150)  $(2,303)
                                                             =======   =======

Basic and diluted net loss per share.....................    $  (.03)  $  (.49)
                                                             =======   =======

Weighted average shares outstanding (basic and diluted)..      4,749     4,666
                                                             =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

Assets
                                                                December 31,
                                                               2001     2000
                                                             -------   -------
Current assets:

    Cash and cash equivalents............................    $ 1,002    $  321

    Short-term investments ..............................          -       500

    Accounts receivable, net of allowance of $35 in 2001       2,994     2,583
      and $46 in 2000....................................

    Related party receivable, current....................          -       151

    Prepaid expenses and other current assets............        447        90
                                                             -------   -------

         Total current assets............................      4,443     3,645
                                                             -------   -------

Property and equipment, net                                      185       304

Goodwill and other intangibles, net of accumulated
  amortization of $3,895 in 2001 and $3,778 in 2000......          -       102

Related party receivable.................................          -       151

Other assets.............................................         20        56
                                                             -------   -------

Total assets.............................................     $4,648    $4,258
                                                             =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Continued)
                 (In thousands, except share and per share data)

Liabilities and Shareholders' Equity
                                                                December 31,
                                                              2001      2000
                                                             -------   -------
Current liabilities:

    Line of credit.......................................    $   616   $   722

    Accounts payable.....................................      1,223       588

    Accrued expenses.....................................      1,116     1,323

    Deferred revenue.....................................        747       590
                                                             -------   -------
         Total current liabilities.......................      3,702     3,223
                                                             -------   -------
Commitments and contingencies (Note 7)

Shareholders' equity:

    Preferred stock, $1.00 par value, 340,000 shares
      authorized, none issued and outstanding............          -         -

    Common stock, $.03 par value, 12,000,000 shares
      authorized; 4,794,140 and 4,705,174 shares issued
      and outstanding in 2001 and 2000, respectively.....        142       141

    Additional paid-in capital...........................     20,221    20,161

    Accumulated deficit..................................    (19,417)  (19,267)
                                                             -------   -------

Total shareholders' equity...............................        946     1,035
                                                             -------   -------

Total liabilities and shareholders' equity...............     $4,648    $4,258
                                                             =======   =======

                                       INFODATA SYSTEMS INC. AND SUBSIDIARIES
                                  Consolidated Statements of Shareholders' Equity
                                         (In thousands, except share data)
                                                                       Additional                         Total
                                                 Common Stock           Paid-In       Accumulated      Shareholders'
                                            Shares         Amount        Capital        Deficit           Equity
                                           ---------     ---------      --------      -----------      -------------
Balance at December 31, 1999........       4,552,075          $136       $19,693       $(16,964)          $2,865

Employee stock purchase plan........          33,170             1            63              -               64

Exercise of stock options...........          52,431             2           151              -              153

Stock issued to Board of Directors
 for services.......................          27,498             1            58              -               59

Issuance of warrants for services...               -             -            55              -               55

Earthsat acquisition................          40,000             1           141              -              142

Net loss............................               -             -             -         (2,303)          (2,303)
                                           ---------        ------       -------          -----           ------

Balance at December 31, 2000........       4,705,174           141        20,161        (19,267)           1,035

Employee stock purchase plan........          75,632             1            40              -               41

Earthsat acquisition................          13,334             -            20              -               20

Net loss............................               -             -             -           (150)            (150)
                                           ---------        ------       -------          -----           ------

Balance at December 31, 2001........       4,794,140          $142       $20,221       $(19,417)            $946
                                           =========        ======      ========      =========           ======

                                     INFODATA SYSTEMS INC.
                             Consolidated Statements of Cash Flows
                                         (In thousands)
                                                                                Year Ended
                                                                                December 31,
                                                                          2001           2000
                                                                        --------       --------
Cash Flows From Operating Activities:
    Net loss .....................................................         $(150)       $(2,303)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
          Stock Based Compensation expense........................             -             55
          Gain on sale of investment .............................        (1,068)             -
          Depreciation and amortization...........................           147            226
          Goodwill and other intangible amortization..............           117            329
        Accrued interest on line of credit........................             7             22
        Provision for doubtful accounts ..........................           (11)           (10)
        Payments received on related party receivable.............           289             12
        Discount on related party receivable .....................            13              -
        Changes in operating assets and liabilities:
            Accounts receivable...................................          (400)        (1,529)
            Prepaid expenses and other assets.....................          (345)            23
            Accounts payable .....................................           635            271
            Accrued expenses......................................          (207)           549
            Deferred revenue......................................           157            (31)
                                                                         --------       --------
               Net cash used in operating activities..............          (816)        (2,386)
                                                                         --------       --------
Cash Flows From Investing Activities:
      Purchases of property and equipment.........................           (28)          (297)
      Purchases of short-term investments.........................          (200)        (1,300)
      Proceeds from sale of investment............................         1,092              -
      Business acquisition costs..................................             5            (42)
      Proceeds from maturity of short-term investments............           700          2,500
                                                                         --------       --------
               Net cash provided by investing activities..........         1,569            861
                                                                         --------       --------
Cash Flows From Financing Activities:
      Net (repayments) borrowings under short-term debt                     (113)           700
      Issuance of common stock ...................................            41            217
                                                                         --------       --------
               Net cash used in financing activities..............           (72)           917
                                                                         --------       --------
    Net increase in cash and cash equivalents.....................           681           (608)
    Cash and cash equivalents at beginning of period..............           321            929
                                                                         --------       --------
    Cash and cash equivalents at end of period....................        $1,002           $321

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company, a Virginia corporation, is an information technology professional services firm that designs, develops and implements web-based knowledge management (KM), content management and e-Commerce solutions for commercial and government clients.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations resulting in a negative cash flow from operations. In addition, the Company's credit facility expired on April 30, 2001. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations indicate that a substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to obtain a new credit facility and meet its 2002 budgeted cash flow objectives.

Although, the Company believes that it will be able to obtain a new credit facility and meet its projected budget projections, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and replacing its credit facility in 2002. Failure by the Company to obtain sufficient financing, meet its budget expectations, or replace its credit facility may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Revenue Recognition

The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition", as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts is recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

The Company provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. Revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms.

Revenue from non-U.S. customers totaled approximately $263,000 and $496,000 for the years ended December 31, 2001 and 2000, respectively.

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

Short-term Investments

In addition to cash equivalents, the Company invests in debt securities (certificates of deposit and commercial paper) with original maturities of greater than three months that are classified as short-term investments. These investments are carried at amortized cost plus accrued interest. Accrued interest on these investments as of December 31, 2001 and 2000 was $0 and $17,000, respectively.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest totaled $102,300 and $6,800 in the years ended December 31, 2001 and 2000, respectively.
                                                             Year Ended
                                                             December 31,
                                                            2001       2000
                                                            ----       ----
     Non-cash investing and financing activities:
     Business acquisition in exchange for common stock.... $20,000   $142,000

Property and Equipment

Property and equipment is depreciated using the straight-line method. Depreciation on equipment and furniture is computed using the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, primarily property and equipment and goodwill, under the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The carrying value of long-lived assets is considered impaired when the separately identifiable undiscounted cash flows from the asset is less than its carrying value. In addition, the recoverability of goodwill is further evaluated under the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets", based upon undiscounted cash flows. In the event that the carrying amount exceeds undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Due to the loss in 2001 and 2000, the effect of options and warrants as disclosed in Note 6 has not been considered on dilutive earnings per share as this would have been antidilutive.

Significant Customers

Since the Company's largest customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. The Company does not believe the likelihood of a loss arising from such concentration is significant. The Company performs ongoing credit evaluations on its customers.

Sales to U.S. government agencies totaled approximately $11,081,000 and $6,531,000 in 2001 and 2000, respectively. As of December 31, 2001 and 2000, accounts receivable due from U.S. government agencies were approximately $1,585,000 and $1,098,000, respectively.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), during 1998. SFAS 131 replaces the "industry segment" approach with the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Comprehensive Income

The Company does not have any components of comprehensive income other than net loss.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS 141 will be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets which remain subject to amortization will be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Adoption of SFAS No.142 is not anticipated to have an impact on the financial position or results of operations of the Company as the Company presently has no remaining goodwill or intangible assets.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), which is effective for the Company beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell. SFAS 144 also expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the Company. The Company is currently assessing the impact that the adoption of this statement will have on its consolidated financial statements.

Adoption of Accounting Pronouncement

On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and hedging activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, depending on the type of hedge transaction. The adoption of this standard did not have a material impact on the financial position of the Company.

NOTE 2. Accounts Receivable

Accounts receivable consist of the following:
                                                               December 31,
                                                          2001         2000
                                                          ----         ----
   U.S. government:
       Amounts billed...............................    $1,585,000   $1,098,000
       Recoverable costs and accrued profit
        on progress completed but not billed........       456,000      482,000
                                                        ----------   ----------
                                                         2,041,000    1,580,000
                                                        ----------   ----------
   Commercial customers:
       Amounts billed...............................       792,000      680,000
       Recoverable costs and accrued profit
        on progress completed but not billed........       196,000      369,000
                                                        ----------   ----------
                                                           988,000    1,049,000
                                                        ----------   ----------
   Less allowance for doubtful accounts.............       (35,000)     (46,000)
                                                        ----------   ----------
             Total..................................    $2,994,000   $2,583,000
                                                        ==========   ==========
NOTE 3.  Property and Equipment

Property and equipment consisted of:

                                    Estimated
                                   Useful Life              December 31,
                                      Years             2001           2000
                                   ----------           ----           ----

     Furniture and fixtures             7              $24,000       $22,000
     Computer equipment/software        3              414,000       388,000
     Leasehold improvements           3 - 5             80,000        80,000
                                                      --------       -------
                Total                                  518,000       490,000
     Less: Accumulated depreciation                   (333,000)     (186,000)
                                                      --------       -------
                                                      $185,000      $304,000
                                                      ========      ========

Depreciation and amortization expense for the year ended December 31, 2001 and year ended December 31, 2000, were $147,000 and $226,000, respectively. During 2001, the Company identified property and equipment with a gross cost of $2,813,000 that was fully depreciated and not in use. Accordingly, the Company has removed such amounts from its accounts. Previous figures have been adjusted to maintain comparability in these financial statements.

NOTE 4.  Income Taxes

At December 31, 2001, the Company had approximately $13,554,000 in net operating loss carryforwards for income tax reporting purposes. Net operating loss carryforwards of $1,090,268 expired unused in 2001 and the operating loss carryforwards as of December 31, 2001 expire in varying amounts from 2002 through 2021. In addition, at December 31, 2001, the Company had $188,000 in general business tax credit carryforwards that begin to expire in 2017.

The actual income tax expense attributable to pretax income for the year ended December 31, 2001, and December 31, 2000, respectively, differed from the amount computed by applying the Federal statutory rate of 34% as a result of the following:
                                                       2001       2000
                                                       ----       ----
         Tax at statutory rate.................      $(51,000)  $(783,000)
         Change in valuation allowance.........      (685,000)  1,409,000
         Nondeductible amortization............             -     112,000
         Other.................................       736,000    (738,000)
                                                      -------   ---------
                                                     $      -   $       -
                                                     ========   =========

The significant components of net deferred tax (liabilities) assets are as follows as of December 31, 2001 and 2000:
                                                       2001       2000
                                                       ----       ----
     Deferred tax assets:
       Net operating loss carryforward.........    $5,145,000  $5,995,000
       General business tax credit and
         research and development tax
         credits carryforward..................       188,000     171,000
       Other...................................       482,000     334,000
                                                   ----------   ---------
     Valuation allowance ......................    (5,815,000) (6,500,000)
                                                   ----------   ---------
     Net deferred tax asset ...................    $        -  $        -
                                                   ==========  ==========

Under the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," the tax effect of the net operating loss and general business tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset against which management has fully reserved due to the uncertainty of future taxable income.

NOTE 5. Short-term Debt

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc. collateralized by accounts receivable, equipment, and other intangibles that expired on April 30, 2001, thus accelerating all amounts due under this line of credit. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum rate equal to 2.9 % over the 30-day commercial paper rate. The per annum rate approximated the prime rate (6.68%) at December 31, 2001. Advances on the facility were based on eligible billed accounts receivable less than 90 days old. As of December 31, 2001 and 2000, the Company had outstanding borrowings of $616,000 (which included $6,800 of accrued interest) and $722,000 (which included $22,000 of accrued interest), respectively, against this line of credit.

The amount due under the line of credit remains unpaid and the Company is currently negotiating other financing alternatives. There can be no assurances that obtaining such financing arrangements will be successful or that the lender will not pursue collection through existing collateral or other means.

NOTE 6.  Stock Options and Warrants

In April 1995, the Company's shareholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which (i) consolidated the Company's 1991 Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan and (ii) provided for the automatic grant of stock options to the members of the Compensation Committee of the Company's Board of Directors. A total of 2,261,000 shares of Common Stock have been authorized for issuance under options granted and to be granted under the 1995 Plan at exercise prices which will not be less than 100% of the fair market value of the underlying shares on the date of grant of the option. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under either the 1991 Incentive Stock Option Plan or the 1992 Non-Qualified Stock Option Plan. Options originally granted under the 1995 Plan are exercisable until the earlier of ten years from the date of grant or one month after termination of employment.

As a result of the acquisition of AMBIA Corporation ("AMBIA"), in July 1997, each outstanding option ("AMBIA Stock Option") to purchase shares of AMBIA Common Stock under the former AMBIA Equity Incentive Plan (as defined in the Merger Agreement) was converted into an option ("Replacement Option") to acquire, on the same terms and conditions as were applicable under such AMBIA Stock Option, 4/45 of a share of Common Stock of the Company, at an exercise price of $1.69 per share with the same expiration date as each such AMBIA Stock Option. Replacement Options to purchase a total of 34,665 shares of the Company's Common Stock were granted to replace the previously granted AMBIA Stock Options. As of December 31, 2001, all Replacement Options had been exercised, canceled or terminated.

As of December 31, 2001, the Company had reserved a total of approximately 1,879,784 shares of Common Stock for future issuance upon the exercise of stock options under the 1995 Plan.

A summary of option activity under the 1995 Plan and the former AMBIA Equity Incentive Plan is presented below:

                                                                           Weighted Average
                                            Number of     Option Price       Option Price
                                              Shares        Per Share         Per Share
                                              ------        ---------         ---------
   Outstanding at December 31, 1999......    1,079,844   $1.085-$11.000         $3.087
      Granted............................      718,586    $0.563-$5.438         $3.034
      Exercised..........................     (52,431)    $1.090-$3.813         $2.949
      Expired/Canceled...................    (245,570)    $1.250-$5.438         $2.998
                                             ---------    -------------         ------
   Outstanding at December 31, 2000......    1,500,429   $0.563-$11.000         $3.081
      Granted............................      303,998    $0.630-$1.655         $0.949
      Exercised..........................         -             -                 -
      Expired/Canceled...................    (426,713)    $0.630-$7.380         $3.069
                                             ---------    -------------         ------
   Outstanding at December 31, 2001......    1,377,714   $0.563-$11.000         $2.614
                                             ---------   --------------         ------
   Exercisable at December 31, 2000......      873,917    $1.085-$9.250         $2.877
   Exercisable at December 31, 2001......      976,032    $0.563-$9.250         $2.386

                        Outstanding and Exercisable by Price Range as of 12/31/01

                                               Options Outstanding            Options Exercisable
                                               -------------------            -------------------
                                                Weighted
                                  Number         Average        Weighted        Number        Weighted
                               Outstanding     Remaining        Average       Exercisable     Average
        Range of                 as of         Contractual      Exercise        as of         Exercise
     Exercise Prices             12/31/01         Life          Price          12/31/01        Price
   ----------------------        --------      -----------      --------      -----------     ----------
     $0.5625      $0.8500        157,498            9.25         $0.715           74,373         $0.759
     $1.0300      $1.1875        155,604            6.81         $1.119          120,230         $1.131
     $1.3125      $1.6875        119,934            6.32         $1.523          113,119         $1.522
     $1.6900      $1.8905        144,499            5.36         $1.762          121,690         $1.752
     $1.9375      $2.1250        138,473            6.67         $2.061           84,825         $2.074
     $2.2000      $2.6565        122,184            5.79         $2.409           90,752         $2.378
     $2.8750      $2.8750        265,792            6.65         $2.875          204,790         $2.875
     $2.8905      $5.1250        142,967            6.82         $4.239          119,453         $4.112
     $5.3755      $11.000        130,763            4.77         $7.095           46,800         $5.961
                               ---------         -------        -------         --------        --------
                               1,377,714            6.56         $2.614          976,032         $2.386

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

                                                      2001         2000
                                                      ----         ----
         Net loss as reported................       $(150,000) $(2,303,000)
         Pro forma compensation expense......        (380,000)   (813,000)
                                                    ---------    ---------
         Pro forma net loss..................       $(530,000) $(3,116,000)
                                                    =========  ===========
Net loss per share:
                                                      2001         2000
                                                      ----         ----
         Basic and diluted, as reported......        $(.03)        $(.49)
         Basic and diluted, pro forma........        $(.11)        $(.67)

The weighted average fair value of options granted in 2001 and 2000 was $0.60 and $2.45, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000: no dividend yield and expected life of five years, and expected volatility of 126% and 154% for 2001 and 2000, respectively. The risk-free interest rate for the years ended December 31, 2001 and 2000 was 4.78% and 5.50%, respectively.

From time to time, the Company may be required to grant stock options as partial or complete remuneration for services it receives. The Company grants such options outside the scope of its formalized 1995 Plan. As of December 31, 2001 and 2000, fully vested options to purchase a total of 260,000 shares and 310,000 shares, respectively, at fair market value as of the date of grant had been granted outside the scope of the 1995 Plan and were outstanding.

In October 2000, the Company issued a fully vested non-forfeitable warrant to an investment capital firm with an estimated fair value of $55,000 to purchase 100,000 shares of Common Stock through October 2005 at an exercise price of $1.68 per share in exchange for certain investment banking services. As of December 31, 2001, these warrants had not been exercised.

NOTE 7.  Commitments and Contingencies

Operating Leases

The Company has entered into a lease for its corporate headquarters facility in Fairfax, Virginia that expires on July 31, 2003.

In March 2001, the Company subleased 2,018 square feet of office space in its Fairfax, Virginia headquarters to a third party for the period of April 1, 2001 to July 31, 2003. Sublease payments cover the Company's costs for that space up to July 31, 2003.

Future minimum lease payments under non-cancelable leases as of December 31, 2001 are as follows:

                                Year              Amount
                                ----              ------
                                2002            $467,000
                                2003             243,000
                                                 -------
               Total Minimum Lease Payments      710,000
                                                 -------
               Less Sublease Income              (14,000)
                                                --------
               Net Minimum Lease Payments       $696,000
                                                --------

Rent expense charged to operations for the years ended December 31, 2001 and 2000 amounted to $722,000 and $800,000, respectively.

Contingencies

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the Federal government. No audits have been completed for any periods commencing after 1998. During the year 2002, the Company anticipates that the audit for the year 1999 will commence and in the opinion of management, adjustments resulting from the completion of such audit and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE 8. Employee Benefit Plan

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 50% of the first 6% of the employee's semi-monthly deferral to the Benefit Plan and totaled approximately $178,000 in 2001 and $180,000 in 2000. In addition to the aforementioned contributions, the Company may, at the sole discretion of its Board of Directors, make profit-sharing contributions to the Benefit Plan. No contributions were made in 2001 or 2000.

As adopted by the Company and approved by its shareholders in May 1997, the Company established an employee stock purchase plan for all eligible employees to purchase shares of its Common Stock at 85% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Employee Stock Purchase Plan authorizes up to 400,000 shares to be issued. During fiscal 2001 and 2000, shares totaling 54,465 and 53,289, respectively, were issued under the plan at a weighted average price of $0.67 and $1.14 per share, respectively. At December 31, 2001, 212,756 shares were reserved for future issuance.

NOTE 9. Related-Party Transactions

The Company incurred management consulting fees of approximately $104,000 and $106,000 in 2001 and 2000, respectively, for services rendered by certain directors of the Company. In addition, amounts payable for these services to companies employing these directors were $7,000 and $8,000 at December 31, 2001 and 2000, respectively.

In March 2000, the Company was engaged by Claria Corporation (CLARIA) to provide web-based design and development services. Through September 30, 2000, the Company recognized approximately $400,000 in revenue and related receivables under its contract with CLARIA. CLARIA, an on-line recruiting firm, informed the Company in September that it would be unable to continue to make timely payments pursuant to the terms of its contract with the Company. Mr. Alan S. Fisher, the vice-chairman of the Company, is the chairman of the board of directors of CLARIA. On November 13, 2000, CLARIA executed a twenty-four month promissory note in the principal amount of $314,396. As of December 31, 2000, the principal amount was $302,465, the note yielded 9.63% annual interest, was payable in monthly installments of $14,454, and was personally guaranteed by Mr. Alan S. Fisher and Mr. Razi Mohiuddin, a director of CLARIA and a former officer of Infodata Systems Inc. In April 2001, the guarantors of the note offered to prepay the outstanding principal amount, less a discount of approximately 4%. The Company agreed to the discount and on June 22, 2001, the note was paid off in the amount of approximately $289,000.

In December 1999, the Company was engaged by Redknife, Inc. (REDKNIFE) to develop and implement a comprehensive systems infostructure for processing and exchanging business transactions over the web. Through December 31, 2000, the Company recognized approximately $1,277,000 in revenue and related receivables under its contract with REDKNIFE. During the fourth quarter ended December 31, 2000, a dispute arose between the Company and REDKNIFE regarding future obligations, work completed and the amounts currently due the Company of approximately $413,000 and owing under both the Master Consulting Agreement and the Letter Agreement. Mr. Alan S. Fisher, the vice-chairman of the Company, is a general partner and founder of Wingspring, a shareholder of REDKNIFE. On February 8, 2001, a contract modification was consummated resulting in a reduction of contract value by $188,000. During 2001, the balance amount due to the Company of $225,000 was paid in full by REDKNIFE. The financial statements as of December 31, 2000 had been adjusted through a reduction in revenue to reflect this change in contract value.

NOTE 10.  Segment Reporting

In 1998, Infodata adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131 the Company has determined that it operates in three segments: (1) Solutions, (2) Proprietary Products, and (3) Third Party Products.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Infodata evaluates its segments on the basis of revenue less direct costs. The Company does not internally report assets on a segment basis. For comparison purposes, the Company has prepared separate information for the years ended December 31, 2001 and 2000. In the year 2000, the Company elected to evaluate all its segments based on revenue less direct costs.

The table below presents information about reported segments for the years ending December 31, 2001 and 2000, as well as reconciliation to reported loss before income taxes (in thousands).

                                                   2001                                                  2000
                            ----------------------------------------------------  -----------------------------------------------
                              Solutions   Third Party Proprietary     Total        Solutions  Third Party  Proprietary    Total
                                           Products     Products                                Products    Products
                            ----------------------------------------------------  -----------------------------------------------
Revenue.....................    $12,214       $1,733      $1,578      $15,525       $10,548        $725      $1,749     $13,022
Direct costs................      9,307        1,558         122       10,987         5,891         668         223       6,782
                                  -----        -----         ---       ------        ------        ----        ----       -----
Segment profit..............      2,907          175       1,456        4,538        $4,657         $57      $1,526       6,240
                                  =====          ===       =====        -----        ======        ====      ======       -----
Research and development....                                             (488)                                             (379)
Other costs not allocated
  to segments, primarily
  selling, general and
  administrative............                                           (5,232)                                           (8,236)
Gain on sale of investment..                                            1,068                                                 -
Interest net................                                              (36)                                               72
                                                                         ----                                                --
Loss before income taxes....                                            $(150)                                          $(2,303)
                                                                        =====                                           =======

NOTE 11. Business Acquisition

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit as of December 31, 2001 was approximately $199,000, including $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract was amortized over its life of 18 months.

NOTE 12. Subsequent Events

On March 1, 2002, the Company was notified by its major United States Intelligence Community customer that the scope of a large contract (the "Customer Contract"), accounting for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, the terms of the Customer Contract give the government customer the right to change the scope of its services engagement, which right is typical in virtually all government contracts. As a result of the foregoing, the Company has reduced its expenses to adjust for this loss of revenue by reducing the number of its employees, reducing its rent expense and reducing expenditures in other areas.

At a Special Meeting held on March 1, 2002, the shareholders of Infodata approved the Agreement and Plan of Merger, dated as of January 10, 2002 (the "Agreement of Merger"), between the Company and Science Applications International Corporation ("SAIC"). However, consummation of the proposed merger has been delayed until the parties are able to determine whether the government customer's action under the Customer Contract will adversely impact the Company and result in the merger not being consummated. The Agreement of Merger will expire pursuant to its terms on June 30, 2002.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first quarter of 2002 and to subsequently terminate it upon the consummation of the merger with SAIC.

In March 2002, the Company and the owner of the building in which its corporate headquarters facility is located, agreed to modify the terms of the operating lease to reflect a decrease of approximately 9,777 square feet effective April 1, 2002. Since a portion of this space was previously subleased to a third party, sublease income is expected to decline significantly in 2002 and is estimated to be $0 in 2003. Future minimum lease payments under the non-cancelable lease are expected to decline in both 2002 and 2003. The lease expiration date of July 31, 2003 remains unchanged.