Form 10KSB/A
period 2001-12-31
INFODATA SYSTEMS INC
filed 2002-04-30
CIK 50420

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

                              INFODATA SYSTEMS INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Virginia                       10416                16-0954695
   ----------------------          -----------------      -------------------
(State or other jurisdiction          (Commission            (IRS Employer
     of incorporation)                File Number)        Identification Number)

             12150 Monument Drive
             Fairfax, Virginia                                     22033
        --------------------------------                     -----------------
    (Address of principal executive offices)                      (zip code)

       Registrant's telephone number, including area code: (703) 934-5205

The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-KSB for the year ended December 31, 2001, as set forth in the pages attached hereto:

     Part III.   Item 9.   Directors, Executive Officers, Promoters and
                           Control Persons; Compliance With Section
                           16(a) of the Exchange Act
                 Item 10.  Executive Compensation
                 Item 11.  Security Ownership of Certain Beneficial Owners and
                           Management and Related Stockholder Matters
                 Item 12.  Certain Relationships and Related Transactions

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INFODATA SYSTEMS INC.

Date: April 30, 2002                         By: /s/ Steven M. Samowich
                                                ----------------------------
                                                Steven M. Samowich
                                                President and Chief Executive
                                                Officer

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

Based on its review of the reports filed under Section 16(a) of the Exchange Act, the Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2001 were timely filed except that: (i) an acquisition of an option in February 2001 by Robert M. Leopold, a director of the Company, which should have been reported by March 12, 2001, was reported on March 19, 2001; (ii) an acquisition of an option in August 2001 by Robert M. Leopold, a director of the Company, which should have been reported by September 10, 2001, was reported on September 13, 2001; (iii) an acquisition of an option in February 2001 by Christine Hughes, a director of the Company, which should have been reported by March 12, 2001, was reported on March 19, 2001;
(iv) an acquisition of an option in August 2001 by Christine Hughes, a director of the Company, which should have been reported by September 10, 2001, was reported on September 11, 2001; (v) an acquisition of an option in November 2001 by Christine Hughes, a director of the Company, which should have been reported by December 10, 2001, was reported on January 2, 2002; (vi) an acquisition of an option in August 2001 by Alan S. Fisher, a director of the Company, which should have been reported by September 10, 2001, was reported on September 11, 2001; and (vii) an acquisition of an option in August 2001 by Isaac M. Pollak, a director of the Company, which should have been reported by September 10, 2001, was reported on September 11, 2001.

The following information relates to the Company's directors:

Richard T. Bueschel                Age 69                    Director since 1992

Mr. Bueschel has been the Chairman of the Board of Directors and the Chairman of the Company's Executive Committee since January 1993 and was acting Chief Executive Officer of the Company from April 1997 to November 1997 and again from July 1998 through October 1998. Since 1988, he has been the Chief Executive Officer of Northern Equities, Inc., an investment and management firm. Mr. Bueschel is Chairman of the Board of Communications Management Systems, Inc., a software company that manages phone systems for Verizon, SBC and other telecommunication companies and users of telecommunication services; a director of Buckaroo.com, Inc., an e-commerce software company; and a director of Study.Net Corporation, a provider of internet-based software applications.

Alan S. Fisher                     Age 41                    Director since 1997

Mr. Fisher has been a director of the Company since July 1997 and its Vice Chairman since July 1998. He is presently a Managing Director of iMinds Ventures, LLC, a venture capital firm. In January 2000, Mr. Fisher co-founded WingSpring, Inc., a venture capital firm, and has been a general partner since that time. From July 1994 to December 1999, he served as Vice President of Development & Operations and Chief Technology Officer for ONSALE, Inc., a company engaged in online retail that he co-founded. From July 1994 to February 2000, Mr. Fisher was a director of ONSALE, Inc. He was a co-founder and, from 1988 to July 1997, President and Chairman of Software Partners, Inc., a software development company and parent of Ambia Corporation. Mr. Fisher is Chairman of the Board of Buckaroo.com, Inc., an e-commerce software company.

Christine Hughes                   Age 55                    Director since 2000

Ms. Hughes has been a director of the Company since August 2000. In August 2001, Ms. Hughes co-founded Achievement Plus, a private company focused on providing year-round tutoring to students in grades K-12, and has been its Chief Executive Officer since that time. She also serves as a venture partner with Avansis Ventures, an early stage venture capital fund. From September 1999 through July 2001, she was the Chairman of Highway 1, a 501(c)(3) non-profit organization that educated the government on the potential of information technology. From 1996 to 1999, Ms. Hughes was the Senior Vice President of Marketing and Business Development for Secure Computing Corporation, a provider of e-commerce security solutions. Ms. Hughes currently serves as a director of Rightforce, a provider of contact center, e-commerce, and enterprise workforce management solutions. She is on the Advisory Boards of Whale Communications, a private security software company; and PrivacyRight, Inc., a provider of permissions management technology and risk mitigation services.

Robert M. Leopold                  Age 76                    Director since 1992

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

Isaac M. Pollak                    Age 51                    Director since 1993

Mr. Pollak has been a director of the Company since 1993. Since 1980, Mr. Pollak has been President and Chief Executive Officer of LGP Ltd., a developer and marketer of promotional items.

Millard H. Pryor, Jr.              Age 68                    Director since 1992

Mr. Pryor has been a director of the Company since 1992. He has been Managing Director of Pryor & Clark Company, an investment holding company, since September 1970. He is a Director of CompuDyne Corporation, a manufacturing and engineering firm; Hoosier Magnetics, Inc., a producer of hard ferrite magnetic powders; and The Hartford Funds, an investment company.

Steven M. Samowich                 Age 51                    Director since 1998

Mr. Samowich has been the President, Chief Executive Officer, and a director of the Company since November 1998. From January 1997 to October 1998, he served as Vice President and General Manager of the Time Data Systems Division of Simplex Time Recorder Company. From December 1995 through 1996, Mr. Samowich was the North American General Manager of Sales, Marketing & Services for Visix Software and from 1984 to 1995 he was with Computervision, where he served as its National Sales Manager from 1993 to 1995.

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

                                                                 SUMMARY COMPENSATION TABLE

                                     Annual Compensation                              Long Term Compensation
                                  ---------------------------              ------------------------------------------
                                                                              Awards                       Payout
                                                                           ------------                ---------------
                                                                            Restricted    Securities      Long-Term
                                                                              Stock       Underlying      Incentive      All Other
      Name and                                                               Awards      Options/SARs       Plan        Compensation
  Principal Position       Year    Salary ($)     Bonus ($)    Other ($)       ($)            (#)         Payouts ($)        ($)
  ------------------       ----    ----------     ---------    ---------   ------------       ----        -----------      -------
Steven M. Samowich (1)     2001      $251,000            --       --           --                 --           --             --
President and Chief        2000      $251,000       $38,000       --           --             20,000           --             --
Executive Officer          1999      $251,000       $45,000       --           --                 --           --             --

Harry Kaplowitz (2)        2001      $175,000            --     $5,000         --             30,000           --             --
Executive Vice President   2000      $160,000       $42,500       --           --              4,549           --             --
                           1999      $160,000       $20,000       --           --             42,791           --             --

Gary I. Gordon (3)         2001      $100,000            --     $4,000         --              6,000           --             --
Chief Accounting Officer   2000       $95,450        $7,500       --           --              8,750           --           $3,000
                           1999       $85,000        $1,000       --           --              1,000           --             --

Curtis D. Carlson (4)      2001       $97,000            --     $3,500         --              6,000           --             --
Secretary                  2000       $95,000        $7,500       --           --              8,500           --             --
                           1999       $85,000        $1,000       --           --              1,000           --             --


(1) The amount reported above for the 2000 bonus was paid in 2001. The amount reported above for the 1999 bonus was paid in 2000. The employment of Steven M. Samowich commenced on November 3, 1998.

(2) The amount reported above for the 2000 bonus was paid in 2001. The amount reported above for the 1999 bonus was paid in 2000. The amount reported for the 1999 Securities Underlying Options/SARS consists of an option that was granted in April 1991 but repriced in February 1999. Mr. Kaplowitz served as the Company's president from 1991 to November 5, 1997.

(3) The amount reported above for the 2000 bonus was paid in 2001. The amount reported for the 1999 bonus was paid in 2000.

(4) The amount reported above for the 2000 bonus was paid in 2001. The amount reported for the 1999 bonus was paid in 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to each person or group known to be a beneficial owner of more than five percent of the Common Stock of the Company as of April 15, 2002. Each beneficial owner has sole voting and investment power with respect to such shares, unless otherwise specified below.

                   Name and Address                                  Percent
                  Of Beneficial Owner            Number of Shares    of Class
----------------------------------------------- ------------------ ------------
Alan S. Fisher                                      492,782 (1)       9.33%
8 Deer Oaks Drive
Pleasanton, CA 94588

Science Applications International Corporation      400,000 (2)       7.71%
10260 Campus Point Drive
San Diego, CA  92121

(1) Includes 429,075 shares owned by The Fisher Trust u/d/t 10/21/1999 for which Mr. Fisher has sole voting and investment power. Includes 63,707 shares subject to presently exercisable stock options or stock options exercisable within 60 days.

(2)    Includes 400,000 shares subject to a presently exercisable stock option.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's shares of Common Stock owned on April 15, 2002, by each of the Company's directors and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to such securities, unless otherwise specified below.

                                              Amount and Nature
                                                of Beneficial        Percent
             Name of Individual                   Ownership          of Class
-------------------------------------------  ---------------------  -----------
Richard T. Bueschel                                238,549(1)           4.74%

Curtis D. Carlson                                   13,041(2)           0.27%

Alan S. Fisher                                     492,782(3)           9.33%

Gary I. Gordon                                       8,751(4)           0.18%

Christine Hughes                                    57,833(5)           1.19%

Harry Kaplowitz                                    116,551(6)           2.37%

Robert M. Leopold                                  156,084(7)           3.15%

Isaac M. Pollak                                    214,749(8)           4.29%

Millard H. Pryor, Jr.                               94,157(9)           1.93%

Steven M. Samowich                                203,750(10)           4.08%

All directors and
Executive officers as a group (10 persons)      1,596,247(11)          24.99%

(1)    Includes 164,832 shares subject to presently exercisable stock options.
(2) Includes 8,042 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(3) Includes 429,075 shares owned by The Fisher Trust u/d/t 10/21/1999 for which Mr. Fisher has sole voting and investment power. Includes 63,707 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(4) Includes 8,751 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(5)    Includes 52,333 shares subject to presently exercisable stock options.
(6) Includes 70,719 shares subject to presently exercisable stock options or stock options exercisable within 60 days .
(7) Includes 79,759 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(8) Includes 12,200 shares owned by LGP Ltd. Profit Sharing Trust for which Mr. Pollak has sole voting and investment power. Includes 67,772 shares subject to presently exercisable stock options.
(9)    Includes 50,664 shares subject to presently exercisable stock options.
(10) Includes 203,750 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(11) Includes 770,329 shares subject to presently exercisable stock options or stock options exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions

For the year ended December 31, 2001, the Company made business management consulting fee payments totaling $33,000 to Bermuda Capital for the services of Mr. Richard T. Bueschel, the Company's Chairman.

For the year ended December 31, 2001, the Company made payments totaling $60,000 to Huguenot Associates, Inc. for the consulting services of its President, Robert M. Leopold, a director of the Company.

For the year ended December 31, 2001, the Company made payments for consulting services totaling $4,000 to Christine Hughes, a director of the Company.