Form 10QSB
period 2002-03-31
INFODATA SYSTEMS INC
filed 2002-05-15
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 29, 2002 as reported on the Nasdaq SmallCap Market, was approximately $1,300,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,791,210 on March 29, 2002.

Transitional Small Business Disclosure Format:    Yes  [ ]     No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page(s)

         Item 1.   Financial Statements (Unaudited)

                   Condensed Consolidated Statements of
                    Operations
                   Three Months Ended March 31, 2002 and
                    2001                                                       3


                   Condensed Consolidated Balance Sheets
                     March 31, 2002 and December 31, 2001                      4

                   Condensed Consolidated Statements of
                    Cash Flows
                   Three Months Ended March 31, 2002 and
                    2001                                                       5

                   Notes to Condensed Consolidated
                    Financial Statements                                  6 - 10

         Item 2.   Management's Discussion and Analysis or
                    Plan of Operation                                    10 - 17


PART II.   OTHER INFORMATION

         Item 3.   Defaults Upon Senior Securities                            18

         Item 6.   Reports on Form 8-K                                        18


SIGNATURES                                                                    19

                                     PART I
                              FINANCING INFORMATION

Item 1.  Financial Statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------

Revenues .................................................  $ 2,948     $ 3,616

Cost of revenues .........................................    2,219       2,987
                                                            -------     -------

Gross profit .............................................      729         629
                                                            -------     -------

Operating expenses:
  Research and development ...............................      146         165
  Selling, general and administrative ....................      720       1,065
                                                            -------     -------
                                                                866       1,230
                                                            -------     -------

Operating loss ...........................................     (137)       (601)

Gain on sale of investment ...............................        -       1,068
Interest income ..........................................        9          22
Interest expense .........................................      (10)        (19)
                                                            -------     -------
Net (loss) income ........................................  $  (138)    $   470
                                                            =======     =======

Basic and diluted net (loss) income per share ............  $  (.03)    $   .10
                                                            =======     =======
Weighted average shares outstanding (basic
 and diluted) ............................................    4,791       4,723
                                                            =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        2002            2001
                                                      ---------     ------------
Assets
------
Current assets:

  Cash and cash equivalents .......................   $   1,623      $   1,002
  Accounts receivable, net of allowance of
   $36 in 2002 and $35 in 2001 ....................       1,613          2,994
  Prepaid expenses and other current assets .......         402            447
                                                      ---------      ---------
       Total current assets .......................       3,638          4,443
                                                      ---------      ---------

Property and equipment, net .......................         142            185
Other assets ......................................          20             20
                                                      ---------      ---------
Total assets ......................................   $   3,800      $   4,648
                                                      =========      =========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Line of credit ..................................         612            616
  Accounts payable ................................         586          1,223
  Accrued expenses ................................       1,012          1,116
  Deferred revenue ................................         782            747
                                                      ---------      ---------
       Total current liabilities ..................       2,992          3,702
                                                      ---------      ---------
Commitments and Contingencies

Shareholders' equity:
  Common stock ....................................         142            142
  Additional paid-in capital ......................      20,221         20,221

  Accumulated deficit .............................     (19,555)       (19,417)
                                                      ---------      ---------

Total shareholders' equity ........................         808            946
                                                      ---------      ---------
Total liabilities and shareholders' equity ........   $   3,800      $   4,648
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income ........................................  $  (138)    $   470
Adjustments to reconcile net loss to cash
 used in operating activities:
  Gain on sale of investment .............................        -      (1,068)
  Depreciation and amortization ..........................       43          29
  Goodwill and other intangible amortization .............        -          27
  Accrued interest on line of credit .....................        3          19
  Provision for doubtful accounts ........................        1           -
  Payments received on related party receivable ..........        -          36

Changes in operating assets and liabilities:
  Accounts receivable ....................................    1,380        (328)
  Prepaid expenses and other current assets ..............       45          (4)
  Accounts payable .......................................     (637)        164
  Accrued expenses .......................................     (104)       (390)
  Deferred revenue .......................................       35          27
                                                            -------     -------
        Net cash provided by (used) in
         operating activities ............................      628      (1,018)
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ......................        -         (10)
Purchases of short-term investments ......................        -        (200)
Proceeds from maturity of short-term investments .........        -         500
Proceeds from sale of investment .........................        -       1,092
                                                            -------     -------
Net cash provided by investing activities ................        -       1,382
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under short-term debt ........       (7)        192
Issuance of common stock .................................        -          17
                                                            -------     -------
Net cash (used in) provided by financing activities ......       (7)        209
                                                            -------     -------
Net increase in cash and cash equivalents ................      621         573
Cash and cash equivalents at beginning of period .........    1,002         321
                                                            -------     -------
Cash and cash equivalents at end of period ...............  $ 1,623     $   894
                                                            =======     =======

INFODATA SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2002 and 2001

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company continues to suffer recurring losses from operations. In addition, the Company's credit facility expired on April 30, 2001. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations, indicate that there is substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to obtain a new credit facility and meet its 2002 budgeted cash flow projections.

Although the Company believes that it will be able to obtain a new credit facility and meet its budget projections, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and replacing its credit facility in 2002. Failure by the Company to obtain sufficient financing, meet its budget expectations or replace its credit facility may have a material adverse effect on the Company's financial position, results of operations or cash flows.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1) Revenue Recognition - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition," as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party maintenance, is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts is recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

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

3) Adoption of Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002. Impairment losses that arise due to the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ending December 31, 2002, will measure the amount of goodwill impairment loss, if any. The Company has not completed its analysis of the effect of adopting SFAS No. 142.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following adjusts reported income from continuing operations and EPS from continuing operations to exclude goodwill amortization:

                                                         Three Months Ended
                                                       March 31,     March 31,
                                                         2002          2001
                                                       ----------    ---------
                                                        (In thousands, except
                                                          per share amounts)

Reported (loss) income from continuing operations       $  (138)      $  470
Goodwill amortization                                         -           27
                                                        -------       ------
Adjusted (loss) income from continuing operations       $  (138)      $  497
                                                        =======       ======

Reported basic and diluted EPS from continuing
 operations                                             $ (0.03)      $ 0.10
Goodwill amortization                                         -       $ 0.01
                                                        -------       ------
Adjusted basic and diluted EPS from continuing
 operations                                             $ (0.03)      $ 0.11
                                                        =======       ======


NOTE C - LINE OF CREDIT

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc., collateralized by accounts receivable, equipment and other intangibles that expired on April 30, 2001, thus accelerating all amounts due under that line of credit. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum interest rate equal to 2.9 % over the 30-day commercial paper rate. The per annum interest rate approximated the prime rate, 6.7%, at March 31, 2002. Advances under the facility were based on eligible billed accounts receivable less than 90 days old. As of March 31, 2002, the Company had outstanding borrowings of $612,000 (which included $3,000 of accrued interest) under this line of credit.

The amount due under the line of credit remains unpaid and the Company is currently negotiating other financing alternatives. There can be no assurances that such financing arrangements will be successful or that the existing lender will not pursue collection through existing collateral or other means.

NOTE D - BUSINESS ACQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. government intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit as of March 31, 2002, was approximately $199,000, including $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract is being amortized over its life of 18 months and as of March 31, 2002, the Company had fully amortized that amount.

NOTE E - AGREEMENT OF MERGER

On January 10, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement of Merger") between the Company and Science Applications International Corporation ("SAIC") and Info Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of SAIC ("Acquisition"). Pursuant to the Agreement of Merger, SAIC was to acquire all of the issued and outstanding common stock of the Company through the merger (the "Merger") of Acquisition with and into the Company. Each outstanding share of the Company's common stock was to be converted into the right to receive $1.00 per share (the "Merger Price"). Under the terms of the Agreement of Merger, each outstanding stock option of the Company with an exercise price less than the Merger Price was to be converted into the right to receive the Merger Price, less the exercise price of the stock option.

At a meeting of the Company's shareholders held on March 1, 2002, the shareholders of the Company approved the Agreement of Merger. However, consummation of the Merger was delayed after the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), accounting for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, the terms of the Customer Contract give the government customer the right to change the scope of its services engagement, which right is typical in virtually all government contracts.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first quarter of 2002 and to subsequently terminate it upon the consummation of the Merger.

The Agreement of Merger was to expire pursuant to its terms on June 30, 2002, but the proposed transaction was terminated by SAIC on April 19, 2002 (Note G).

As a result of the reduction in the scope of the Customer Contract, the Company has taken certain steps to control its expenses, including reducing the number of its employees, rent expense and expenditures in other areas.

NOTE F - COMMITMENTS AND CONTINGENCIES

Costs charged to cost-type U.S. government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. No audits have been completed for any periods commencing after 1998. During the year 2002, the Company anticipates that the audit for the year 1999 will commence and in the opinion of management, adjustments resulting from the completion of such audit and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

As discussed in Note G, the Company is currently discussing with SAIC whether or not it will be required to pay a $50,000 termination fee to SAIC under the terms of the Agreement of Merger.

NOTE G -SUBSEQUENT EVENTS

On April 19, 2002, the Company received a notice from SAIC terminating its proposed acquisition of the Company at $1.00 per share pursuant the Agreement of Merger. The Company is currently discussing with SAIC whether or not the Company will be required to pay a $50,000 termination fee to SAIC under the terms of the Agreement of Merger. The Company has not accrued for this fee in the accompanying March 31, 2002, financial statements.

On April 26, 2002, the Company submitted a proposal to a U.S. Government agency client in an effort to recover approximately $130,000 in costs expended by the Company related to the reduction in scope of a contract to develop and implement a complex document production management system. Since there can be no assurances that the Company will collect any of these costs, the Company has expensed these costs and no revenue has been recorded.

NOTE H - SEGMENT REPORTING

The table below presents information about reported segments for the three month periods ended March 31, 2002 and 2001, as well as a reconciliation to reported income (loss) before income taxes. Management does not assign identifiable assets to its segments.

                                            Infodata Systems Inc.
                                             Three Months Ended
                                               March 31, 2002
                                             Segment Information
                                               (In Thousands)

                                          Proprietary   Third Party
                              Solutions    Products      Products       Total
                              ---------   -----------   -----------    -------
Revenues                       $ 2,397       $ 353         $ 198       $ 2,948
Direct costs                     1,764          28           196         1,988
                               -------       -----         -----       -------
Segmental profit               $   633       $ 325         $   2           960
                               =======       =====         =====
Research and development                                                  (146)
Other costs not allocated
 to segments, primarily
 selling, general and
 administrative                                                           (951)
Interest income - net                                                       (1)
                                                                       -------
Income before income taxes                                             $  (138)
                                                                       =======

                                            Infodata Systems Inc.
                                             Three Months Ended
                                               March 31, 2001
                                             Segment Information
                                               (In Thousands)

                                          Proprietary   Third Party
                              Solutions    Products      Products       Total
                              ---------   -----------   -----------    -------
Revenues                       $ 2,940       $ 406         $ 270       $ 3,616
Direct costs                     2,461          34           241         2,736
                               -------       -----         -----       -------
Segmental profit               $   479       $ 372         $  29           880
                               =======       =====         =====
Research and development                                                  (165)
Other costs not allocated
 to segments, primarily
 selling, general and
 administrative                                                         (1,316)
Gain on sale of investment                                               1,068
                                                                       -------
Interest income - net                                                        3
                                                                       -------
Loss before income taxes                                               $   470
                                                                       =======


Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, NET INCOME AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS

THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services ("Solutions"), sales of proprietary products ("Proprietary Products"), and the sale of third party software and hardware ("Third Party Products"). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products and other related services. Proprietary Products include INQUIRE/Text(R) software sales, AnnoDoc(TM), Compose(R), Aerial(R) and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended March 31, 2002, Solutions accounted for 81% of total revenue, Proprietary Products accounted for 12%, and Third Party Products accounted for the remaining 7%.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. Government intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit as of March 31, 2002, was approximately $199,000, including $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract is being amortized over its life of 18 months and, as of March 31, 2002, the Company had fully amortized that amount.

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

At March 31, 2002, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $13,692,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the AMBIA acquisition in July 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of its NOLs. Due to uncertainty of taxable income to utilize the NOLs, a full valuation allowance has been established with respect to this deferred tax asset.

Revenues from consulting services are recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract. Revenue from software licenses is recognized in accordance with the provisions of the Statement of Position 97-2, "Software Revenue Recognition;" as amended. Revenue from customer support and maintenance agreements is recognized over the period that support is provided. Deferred revenue is recognized with respect to pre-payments of maintenance agreements.

Deferred revenue at March 31, 2002, was $782,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text software product and on third party software maintenance agreements. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue on proprietary products pertains to INQUIRE/Text, which is a mature software product.

The components of the Company's cost of revenue are dependent on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs, such as travel, and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products and associated maintenance, the cost of revenue includes the cost incurred by the Company to acquire the product/service, shipping and delivery charges, associated taxes, any customization work done by the Company and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the Company includes in revenue shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation of the product for the purchaser.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include the demand for our services and products, the level of product and price competition, the length of the consulting services sales cycle, the delay or deferral of customer implementation, the success of our direct sales force and indirect distribution channels, the mix of products and services sold, the timing of new hires, the ability of the Company to control costs and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

Critical Accounting Policies and Significant Estimates

The preparation of condensed consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of revenues on long-term contracts. Management continuously evaluates its estimates and assumptions related to long-term contracts and award fee provisions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the Company's most critical accounting policies used in the preparation of our condensed consolidated financial statements.

A portion of our revenue is derived primarily from long-term contracts. Revenues on long-term fixed-price or time and material contracts with a maximum price are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Revenues

The Company derives revenues from three segments: Solutions; Proprietary Products; and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue decreased by $668,000, or 18%, in the three months ended March 31, 2002 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                          (Dollar Amounts in Thousands)

                                             Three Months Ended
                                    March 31,    March 31,      Increase
                                      2002         2001       (Decrease) %
                                    ---------    ---------    ------------
                    Solutions
                    ---------
           Business Solutions        $   678      $   896         (24%)
                 Intelligence          1,665        1,954         (15%)
              INQUIRE(R)/Text             54           90         (40%)
                                    --------------------------------------
      Total Solutions Revenue        $ 2,397      $ 2,940         (18%)
                                    ======================================
         Proprietary Products
         --------------------
           Compose and Others            197          193           2%
              INQUIRE(R)/Text            156          213         (27%)
                                    --------------------------------------
   Total Proprietary Products
                      Revenue        $   353      $   406         (13%)
                                    ======================================
   Total Third Party Products
   --------------------------
                      Revenue            198          270         (27%)
                                    ======================================
                Total Revenue        $ 2,948      $ 3,616         (18%)
                                    ======================================

Revenues from Solutions decreased overall by $543,000, or 18%, from $ 2,940,000 for the three months ended March 31, 2001, to $2,397,000 for the three-month period ended March 31, 2002. The Business Solutions unit within the Solutions segment decreased by $218,000, or 24%, from $896,000 for the three months ended March 31, 2001, to $678,000 for the three months ended March 31, 2002, due to the Company's de-emphasis in providing services for early stage technology companies. The Intelligence Solutions unit within the Solutions segment decreased by $289,000, or 15%, from $1,954,000 for the three months ended March 31, 2001, to $1,665,000 for the three months ended March 31, 2002, largely because the Company was notified by its major United States intelligence community customer that the scope of the Customer Contract was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, the terms of the Customer Contract gave the U.S. Government customer the right to change the scope of its services engagement, which right is typical in virtually all government contracts. The Inquire Solutions unit within the Solutions segment decreased by $36,000, or 40%, from $90,000 for the three months ended March 31, 2001, to $54,000 for the first quarter ended March 31, 2002, due to a continuous decline in INQUIRE/Text maintenance and INQUIRE/Text consulting services.

Proprietary Product revenue decreased by $53,000, or 13%, from $406,000 for the three months ended March 31, 2001, to $353,000 for the three months ended March 31, 2002. The overall decline in proprietary revenue is attributed to reductions in INQUIRE/Text sales that will continue to decline over time as customers move applications off mainframes.

Third Party Product sales decreased by $72,000, or 27%, from $270,000 for the three months ended March 31, 2001, to $198,000 for the three months ended March 31, 2002. The basis for the decrease is that the Company had a reduction in engagements requiring hardware and software components tied with consulting labor services for these types of contracts.

Gross Profit

Gross profit increased by $100,000, or 16%, from $629,000 for the three months ended March 31, 2001, to $729,000 for the three months ended March 31, 2002. Gross margin as a percent of revenues increased from 17% for the three months ended March 31, 2001, to 25% for the three months ended March 31, 2002. The primary reason for the increase in gross margin and gross profit is due to improved utilization in consulting personnel.

Research and Development Expenses

Research and development expenses decreased by $19,000, or 11%, from $165,000 for the three months ended March 31, 2001, to $146,000 for the three months ended March 31, 2002. Even though the Company incurred a reduction in expenses in 2002, the overall spending was a higher percent of its total costs in 2002 as compared to 2001. The Company will continue to incur these expenses in 2002 as continuous efforts to enhancement existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $345,000, or 32%, from $1,065,000 for the three months ended March 31, 2001, to $720,000 for the three months ended March 31, 2002. The decrease was a result of a reduction in selling costs and administrative personnel.

Interest Income and Expense

Interest income decreased $13,000, or 60%, from $22,000 for the three months ended March 31, 2001, to $9,000 for the three months ended March 31, 2002. The reduction in interest income is due to the maturing of a portion of its short-term investments in the first quarter ended March 31, 2002, as compared to no short-term investments in the quarter ended March 31, 2002. Interest expense decreased $ 9,000, or 47%, from $19,000 for the three months ended March 31, 2001, to $10,000 for the three months ended March 31, 2002. The reduction in interest expense is due to lower outstanding borrowings on our line of credit in the first quarter ended March 31, 2002.

Net Income (Loss)

As a result of the completed sale of the Company's entire equity stake in Buckaroo.com, Inc., the Company recognized a gain of $1,068,165 in the first quarter of 2001 resulting in net income for the quarter of $470,000 as compared to a loss of $138,000 for the quarter ended March 31, 2002. However, by excluding the one time recognized gain of $1,068,165, the Company would have had a loss of $598,000 in the first quarter if 2001 as compared to a loss of $138,000 for the current quarter ended March 31, 2002. Therefore, the primary reason for the decrease in the loss is due to the better utilization in consulting personnel, decreases in selling and administrative and research and development costs.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company continues to suffer recurring losses from operations. In addition, the Company's credit facility expired on April 30, 2001, thus accelerating all amounts due under that credit facility. These factors, including the uncertainty surrounding whether and when additional financing will be secured and whether the Company will meet its budget expectations, indicate that there is substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements of the Company do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to obtain a new credit facility and meet its 2002 budgeted cash flow projections.

Although the Company believes that it will be able to obtain a new credit facility and meet its budget projections, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and replacing its credit facility in 2002. Failure by the Company to obtain sufficient financing, meet its budget expectations or replace its credit facility may have a material adverse effect on the Company's financial position, results of operations or cash flows. At March 31, 2002, the Company had cash and cash equivalents of $1,623,000. Net working capital at March 31, 2002, amounted to $646,000 as compared to $1,028,000 at March 31, 2001. The Company maintained a line of credit with Merrill Lynch Business Financial Services, Inc., that expired on April 30, 2001, thus accelerating all amounts due under the line of credit. As of March 31, 2002, the Company had outstanding borrowings of $612,000 (which included $3,000 of accrued interest) under this line of credit.

Net cash provided by operating activities for the three months ended March 31, 2002, was $628,000, which was in part the result of the Company's net loss for the quarter of $138,000. The primary adjustments to the net loss to arrive at net cash provided by operating activities included: (i) decreases in accounts receivable of $1,380,000, and accounts payable and accrued expenses of $741,000; and (ii) increases in deferred revenue of $35,000, and depreciation and amortization of $43,000.

Net cash used by financing activities for the three months ended March 31, 2002, of $7,000 arose from pay downs under the line of credit.

Net cash flow from operating activities for the three months ended March 31, 2002, was sufficient to fund the operations of the business. Management believes that a new credit facility would provide the necessary available working capital to meet its requirements for the next twelve months. However, the Company has not yet obtained a new credit facility. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

Termination of Agreement of Merger

On January 10, 2002, the Company entered into the Agreement of Merger between the Company, SAIC and Acquisition. Pursuant to the Agreement of Merger, SAIC was to acquire all of the issued and outstanding common stock of the Company through the Merger of Acquisition with and into the Company. Each outstanding share of the Company's common stock was to be converted into the right to receive the Merger Price. Under the terms of the Agreement of Merger, each currently outstanding stock option of the Company with an exercise price less than the Merger Price was to be converted into the right to receive the Merger Price, less the exercise price of the stock option.

At a meeting of the Company's shareholders held on March 1, 2002, the shareholders of the Company approved the Agreement of Merger. However, consummation of the proposed Merger was delayed after the Company was notified by its major U.S. Government intelligence community customer that the scope of the Customer Contract, accounting for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced.

Although the Company believes that it had performed well under the Customer Contract, the terms of the Customer Contract give the government customer the right to change the scope of its services engagement, which right is typical in virtually all government contracts. The Agreement of Merger was to expire pursuant to its terms on June 30, 2002; however, on April 19, 2002, the Company received a notice from SAIC terminating its proposed acquisition of the Company at $1.00 per share pursuant to the Agreement of Merger. The Company is currently discussing with SAIC whether or not the Company will be required to pay a $50,000 termination fee to SAIC under the terms of the Agreement of Merger. The Company has not accrued for this fee in the accompanying March 31, 2002, financial statements.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first quarter of 2002 and to subsequently terminate it upon the consummation of the Merger.

As a result of the reduction in the scope of the Customer Contract, the Company has taken certain steps to control its expenses, including reducing the number of its employees, rent expense and expenditures in other areas.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. No audits have been completed for any periods commencing after 1998. During the year 2002, the Company anticipates that the audit for the year 1999 will commence and in the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

As discussed in Note F, the Company is currently discussing with SAIC whether or not the Company will be required to pay a $50,000 termination fee to SAIC under the terms of the Agreement of Merger.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

                                     PART II

                                OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc., that expired on April 30, 2001, thus accelerating all amounts due under that line of credit. The line of credit provided the Company with up to $1,000,000 of borrowings at an annual interest rate of 2.9% over the 30-day commercial paper rate. At March 31, 2002, the annual interest rate approximated the prime rate, 6.7%. Advances under the facility were based on eligible billed accounts receivable less than 90 days old. As of March 31, 2002, the Company had outstanding borrowings of $612,000 (which included $3,000 of accrued interest) under this line of credit that were unpaid and due. The Company is currently seeking other financing alternatives.

Item 6.    Reports On Form 8 - K

The Company filed a Form 8-K on January 11, 2002, reporting that it had entered into the Agreement of Merger with SAIC and Acquisition pursuant to which SAIC would acquire all of the issued and outstanding common stock of the Company through the Merger. Each outstanding share of the Company's common stock was to be converted into the right to receive the Merger Price. Under the terms of the Agreement of Merger, each currently outstanding stock option of the Company with an exercise price less than the Merger Price was to be converted into the right to receive the Merger Price, less the exercise price of the stock option.

The Company filed a Form 8-K on March 1, 2002, reporting that it had issued two press releases that day. The first press release stated that the Company expected to receive a Stop-Work Order from the U.S. Government Agency overseeing its contract to develop and implement a complex document production management system. The second release stated that at the Special Meeting of Shareholders held that morning, Company shareholders approved the proposed acquisition of the Company by SAIC pursuant to the Agreement of Merger that was entered into on January 10, 2002. It also stated that the consummation of the proposed merger would be delayed indefinitely until the parties determined whether the contract action by the U.S. Government made public earlier that day would operate to prevent consummation of the merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INFODATA SYSTEMS INC.


                                     BY:  /s/ Steven M. Samowich
                                         ---------------------------------------
                                          Steven M. Samowich
                                          President and CEO
Date:   May 15, 2002

                                     BY:  /s/ Gary I. Gordon
                                         ---------------------------------------
                                          Gary I. Gordon
                                          Chief Accounting Officer
                                          (Principal Financial and Accounting
                                           Officer)