Form 10QSB/A
period 2002-03-31
INFODATA SYSTEMS INC
filed 2002-06-18
CIK 50420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               FORM 10-QSB/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           Amendment No. 1 to Quarterly Report on Form 10-QSB for the
                          Quarter Ended March 31, 2002

                              INFODATA SYSTEMS INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Virginia                         1-0416                  16-0954695
----------------------------     -------------------      ----------------------
(State or other jurisdiction        (Commission              (IRS Employer
    of incorporation)               File Number)          Identification Number)

              12150 Monument Drive
                Fairfax, Virginia                                  22033
      ----------------------------------------               -----------------
      (Address of principal executive offices)                   (zip code)

       Registrant's telephone number, including area code: (703) 934-5205

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, a set forth in he pages attached hereto:

    Part II.     Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INFODATA SYSTEMS INC.


Date: June 18, 2002                         By:  /s/   Curtis D. Carlson
                                               -------------------------------
                                                 Curtis D. Carlson
                                                 Secretary

                              INFODATA SYSTEMS INC.

               AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER YEAR ENDED MARCH 31, 2002


PART II


Item 4.   Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on March 1, 2002. A total of 4,791,210 shares of Common Stock were outstanding and entitled to vote at the Special Meeting.

The proposal voted upon by shareholders was the approval of the Agreement and Plan of Merger, dated as of January 10, 2002, by and among Infodata Systems Inc., Science Applications International Corporation and Info Acquisition Corp. This proposal was approved by the votes indicated: (3,229,334 shares for, 202,528 shares against, and 3,194 abstained).

As stated in the Company's Form 8-K filed April 19, 2002, the Company announced the termination of that Agreement and Plan of Merger on that date.