Form 10QSB
period 2002-06-30
INFODATA SYSTEMS INC
filed 2002-08-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 12, 2002 as reported on the NASD OTC Bulletin Board, was approximately $476,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,791,734 on August 12, 2002.

Transitional Small Business Disclosure Format:     Yes  [  ]       No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION                                          Page(s)

          Item 1.  Financial Statements (Unaudited)


                   Condensed Consolidated Statements of Operations
                    Three Months Ended June 30, 2002 and 2001                  3


                   Condensed Consolidated Statements of Operations
                    Six Months Ended June 30, 2002 and 2001                    4


                   Condensed Consolidated Balance Sheets June 30,
                    2002 and December 31, 2001                                 5

                   Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    6

                   Notes to Condensed Consolidated Financial
                    Statements                                            7 - 12


          Item 2.  Management's Discussion and Analysis                  13 - 21


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                              21

                   (b)  Reports on Form 8-K                              21 - 22


SIGNATURES                                                                    22

PART I. FINANCIAL INFORMATION

Item 1.
                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------

Revenues..............................................    $ 2,459       $ 4,107

Cost of revenues......................................      1,488         3,168
                                                          -------       -------

Gross profit..........................................        971           939
                                                          -------       -------

Operating expenses:
  Research and development............................        212           106
  Selling, general and administrative.................        602         1,069
                                                          -------       -------
                                                              814         1,175
                                                          -------       -------

Operating income (loss)...............................        157          (236)


Interest income.......................................          -            16
Interest expense......................................        (14)          (15)
                                                          -------       -------
Net income (loss).....................................    $   143       $  (235)
                                                          =======       =======

    Basic and diluted net income (loss) per share.....    $  0.03       $ (0.05)
                                                          =======       =======
Weighted average basic shares outstanding.............      4,792         4,743
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------

Revenues..............................................    $ 5,407       $ 7,723

Cost of revenues......................................      3,707         6,155
                                                          -------       -------

Gross profit..........................................      1,700         1,568
                                                          -------       -------

Operating expenses:
  Research and development............................        358           271
  Selling, general and administrative.................      1,322         2,134
                                                          -------       -------
                                                            1,680         2,405
                                                          -------       -------

Operating income (loss)...............................         20          (837)

Gain on sale of investment............................          -         1,068
Interest income.......................................          9            38
Interest expense......................................        (24)          (34)
                                                          -------       -------
Net income............................................    $     5       $   235
                                                          =======       =======

    Basic net income per share........................    $ 0.001       $  0.05
                                                          =======       =======
Weighted average basic shares outstanding.............      4,791         4,732
                                                          =======       =======
    Diluted net income per share......................    $ 0.001       $  0.05
                                                          =======       =======
Weighted average diluted shares outstanding...........      4,791         4,749
                                                          =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         2002           2001
                                                       --------     ------------
Assets
Current assets:
  Cash and cash equivalents.........................   $    890      $   1,002
  Accounts receivable, net of allowance of
   $39 in 2002 and $35 in 2001......................      1,636          2,994

  Prepaid expenses and other current assets.........        284            447
                                                       --------      ---------
          Total current assets......................      2,810          4,443
                                                       --------      ---------
Property and equipment, net.........................        115            185
Other assets........................................         20             20
                                                       --------      ---------
Total assets........................................   $  2,945      $   4,648
                                                       ========      =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Line of credit....................................   $      -      $     616
  Accounts payable..................................        348          1,223
  Accrued expenses..................................        963          1,116
  Deferred revenue..................................        682            747
                                                       --------      ---------
          Total current liabilities.................      1,993          3,702
                                                       --------      ---------
Commitments and contingencies
Shareholders' equity:                                         -              -

         Common stock...............................        143            142

         Additional paid-in capital.................     20,221         20,221

         Accumulated deficit........................    (19,412)       (19,417)
                                                       --------      ---------

Total shareholders' equity..........................        952            946
                                                       --------      ---------
Total liabilities and shareholders' equity..........   $  2,945      $   4,648
                                                       ========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $     5       $   235
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
  Gain on sale of investment..........................          -        (1,068)

  Depreciation and amortization.......................         79           108

  Goodwill and other intangible amortization..........          -            63
  Provision for doubtful accounts                               4             -
Changes in operating assets and liabilities:
  Accounts receivable.................................      1,354          (248)
  Prepaid expenses and other current assets...........        163           (60)
  Other assets........................................          -            (6)
  Related party receivable............................          -           302
  Accounts payable....................................       (875)          (29)
  Accrued expenses....................................       (153)         (116)
  Deferred revenue....................................        (65)         (135)
                                                          -------       -------
          Net cash provided by (used in)
           operating activities.......................        512          (954)
                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................         (9)          (12)
Purchases of short-term investments...................          -          (200)
Proceeds from maturity of short-term investments......          -           700
Proceeds from sale of investment......................          -         1,092
                                                          -------       -------
Net cash (used in) provided by investing activities...         (9)        1,580
                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit............................       (616)          (52)
Issuance of common stock..............................          1            29
                                                          -------       -------
          Net cash (used in) financing activities.....       (615)          (23)
                                                          -------       -------
Net (decrease) increase in cash and cash
 equivalents..........................................       (112)          603
Cash and cash equivalents at beginning of period......      1,002           321
                                                          -------       -------
Cash and cash equivalents at end of period............    $   890       $   924
                                                          =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 2002 and 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, though the Company has made a profit in the quarter ended June 30, 2002, the Company suffered recurring losses from operations prior to this quarter. This factor, including the uncertainty surrounding whether the Company will meet its 2002 budget expectations, indicate that there is substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to meet its 2002 budgeted cash flow projections.

Although the Company believes that it will be able to meet its budget projections in 2002, there can be no assurance that the Company will be successful in so doing. Failure by the Company to meet its budget expectations may have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1) Revenue Recognition - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, "Software Revenue Recognition," as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party maintenance, was deferred and recognized ratably over the term of the contract. License revenue from resellers is recognized when product is sold through to the end user and such sell through is reported to the Company. Revenue from consulting and training is recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts is recognized as costs are incurred. Any

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 2002 and 2001

     amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

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

3) Adoption of Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002. The Company has adopted SFAS 142 as of April 1, 2002 and since the Company had no goodwill or intangibles on January 1, 2002, there has been no impact of adopting SFAS No. 142 in the accompanying condensed consolidated financial statements.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the quarter and six months ended June 30, 2001 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):
                                                                    Six Months
                                                  Quarter Ended        Ended
                                                  June 30, 2001    June 30, 2001
                                                  -------------    -------------

Net (loss) income, as reported...................    $  (235)         $  235
Goodwill amortization............................         36              63
                                                     -------          ------
Adjusted net (loss) income.......................    $  (199)         $  298

Basic and diluted net (loss) income
 per share, as reported..........................    $ (0.05)         $ 0.05
Goodwill amortization............................    $  0.01          $ 0.01
                                                     -------          ------
Adjusted basic and diluted net (loss)
 income per share................................    $ (0.04)         $ 0.06
                                                     =======          ======

NOTE C - CREDIT FACILITY

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc., collateralized by accounts receivable, equipment and other intangibles that expired on April 30, 2001, which accelerated all amounts due under that line of credit. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum interest rate equal to 2.9% over the 30-day commercial paper rate. Advances under the facility were based on eligible billed accounts receivable less than 90 days old. As of June 30, 2002, the Company had fully repaid all amounts outstanding under this line of credit and, accordingly, Merrill Lynch Business Financial Services Inc. has fully released all accounts receivable, equipment and other intangibles collateralized under the line of credit.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 2002 and 2001

On June 3, 2002, the Company entered into an Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding"). The terms of the Assignment Agreement provide for assignment of the Company's receivables by Commerce Funding from time to time and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi monthly at Prime +1.75 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company has to pay a minimum charge of $1,950 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time, by giving a thirty-day written notice to the other party. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2002, the Company had not assigned any of its receivables.

NOTE D - BUSINESS ACQUISITIONS

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. Government intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share to Earth Satellite Corporation pursuant to an adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction. This event resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit was approximately $199,000, including $37,000 of direct cost attributed to the business unit's sole contract. The contract's acquisition value has been amortized over its life of 18 months, and as of October 31, 2001, the Company had fully amortized that amount.

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

At a meeting of the Company's shareholders held on March 1, 2002, the shareholders of the Company approved the Agreement of Merger. However, consummation of the Merger was delayed after the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), accounting for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 100% award fee rating on its performance, the terms of the Customer Contract gave the government customer the right to change the scope of its services engagement, which is typical in government contracts.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 2002 and 2001

quarter of 2002 and to subsequently terminate it upon the then anticipated consummation of the Merger.

On April 19, 2002, the Company received a notice from SAIC terminating its proposed acquisition of the Company pursuant to the Agreement of Merger. As per the Agreement of Merger, the Company may be required to pay a termination fee of $50,000 to SAIC under certain specific conditions. Management does not believe that these conditions exist and does not believe that it will have to pay this termination fee and accordingly, this amount has not been accrued for in the accompanying condensed consolidated financial statements.

As a result of the reduction in the scope of the Customer Contract, the Company has taken certain steps to reduce its expenses, including reducing the number of its employees, rent expense and expenditures in other areas.

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

As discussed in Note E, under certain specific conditions, the Company may be required to pay a termination fee of $50,000 to SAIC.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE G - SUBSEQUENT EVENTS

On April 26, 2002, the Company submitted a proposal to a U.S. Government agency client in an effort to recover approximately $130,000 in costs expended (or expected to be expended) by the Company related to the reduction in scope of a contract and potential termination fees as discussed in Note E. Based on information received by the Company during July 2002, the Government has agreed to pay approximately $70,000 of these costs; however, since there has been no formal communication of recovery of these costs, the Company has expensed approximately $80,000, which represents all actual costs expended to date. While all costs have been recorded, no revenue representing the recovery of such costs has been recorded in the accompanying condensed consolidated financial statements.

On May 20, 2002, the Company's Chief Executive Officer and President left the Company and, on August 2, 2002, agreed to a lump-sum severance payment of $108,922. This amount, along with estimated associated legal fees of $25,000, has been accrued for in the accompanying condensed consolidated financial statements.

NOTE H - SEGMENT REPORTING

The table below presents information about reported segments for the three and six month periods ended June 30, 2002 and 2001, as well as a reconciliation to reported income (loss) before income taxes. Management does not assign identifiable assets to its segments.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 2002 and 2001



                                              Infodata Systems Inc.
                                               Three Months Ended
                                                  June 30, 2002
                                               Segment Information
                                                 (In Thousands)

                                                            Third
                                             Proprietary    Party
                                 Solutions    Products     Products    Total
                                 ---------   -----------   --------   -------
Revenues                          $ 1,830       $ 466        $ 163    $ 2,459
Direct costs                        1,161          67          161      1,389
                                  -------       -----        -----    -------
Segmental profit                  $   669       $ 399        $   2      1,070
                                  =======       =====        =====
Research and development                                                 (212)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                              (701)
Interest income - net                                                     (14)
                                                                      -------
Net income                                                            $   143
                                                                      =======



                                              Infodata Systems Inc.
                                               Three Months Ended
                                                  June 30, 2001
                                               Segment Information
                                                 (In Thousands)

                                                            Third
                                             Proprietary    Party
                                 Solutions    Products     Products    Total
                                 ---------   -----------   --------   -------
Revenues                          $ 3,444       $ 366        $ 297    $ 4,107
Direct costs                        2,545          27          279      2,851
                                  -------       -----        -----    -------
Segmental profit                  $   899       $ 339        $  18      1,256
                                  =======       =====        =====
Research and development                                                 (106)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                            (1,386)
Interest income - net                                                       1
                                                                      -------
Loss                                                                  $  (235)
                                                                      =======

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             June 30, 2002 and 2001



                                              Infodata Systems Inc.
                                                Six Months Ended
                                                  June 30, 2002
                                               Segment Information
                                                 (In Thousands)

                                                            Third
                                             Proprietary    Party
                                 Solutions    Products     Products    Total
                                 ---------   -----------   --------   -------
Revenues                          $ 4,227       $ 819        $ 361    $ 5,407
Direct costs                        2,925          95          357      3,377
                                  -------       -----        -----    -------
Segmental profit                  $ 1,302       $ 724        $   4      2,030
                                  =======       =====        =====
Research and development                                                 (358)
Other costs not allocated to
 segments, primarily selling,
 general and administrative                                            (1,652)
Interest income - net                                                     (15)
                                                                      -------
Net income                                                            $     5
                                                                      =======



                                              Infodata Systems Inc.
                                                Six Months Ended
                                                  June 30, 2001
                                               Segment Information
                                                 (In Thousands)

                                                            Third
                                             Proprietary    Party
                                 Solutions    Products     Products     Total
                                 ---------   -----------   ---------   -------
Revenues                          $ 6,384       $ 772        $ 567     $ 7,723
Direct costs                        5,006          61          520       5,587
                                  -------       -----        -----     -------
Segmental profit                  $ 1,378       $ 711        $  47       2,136
                                  =======       =====        =====
Research and development                                                  (271)
Other costs not allocated to segments,
  primarily selling, general and
  administrative                                                        (2,702)
 Gain on sale of asset                                                   1,068
Interest income - net                                                        4
                                                                       -------
Net income                                                             $   235
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

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services ("Solutions"), sales of proprietary products ("Proprietary Products"), and the sale of third party software and hardware ("Third Party Products"). Solutions includes systems integration, document management analysis and implementation, training, and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include license sales of INQUIRE(R)/Text, Compose(R), AnnoDoc(TM) and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended June 30, 2002, Solutions accounted for 74% of total revenue, Proprietary Products accounted for 19%, and Third Party Products accounted for the remaining 7%.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. Government intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share to Earth Satellite Corporation pursuant to an adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in an addition to the purchase price of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit was approximately $199,000, including $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract was amortized over its life of 18 months and, as of October 31, 2001, the Company had fully amortized that amount

On February 9, 2001, the Company sold its holdings of common stock and preferred stock of Buckaroo.com, Inc., a Silicon Valley-based on-line commodity exchange site that serves the computer chip market, to six private investors for a total of $1,092,740 in cash. The Company originally obtained such shares in July 1999 for $24,575. As a result of the sale of such shares, the Company recorded a gain of $1,068,165 in the quarter ended March 31, 2001.

At June 30, 2002, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $13,660,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of a business acquisition in July 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance the Company will be able to utilize a significant amount of NOLs. Due to the uncertainty of taxable income to utilize the NOLs, a full valuation allowance has been established with respect to the deferred tax asset.

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

Deferred revenue at June 30, 2002 was $682,000. This related primarily to amounts from maintenance revenue on the INQUIRE/Text and AnnoDoc products, and to third party software maintenance agreements. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. Most of the Company's maintenance revenue pertains to INQUIRE/Text, which is a mature software product.

The components of the Company's cost of revenue are dependent on the product or service. For consulting, the most significant item is the direct labor cost of the consultants. Other cost components include any subcontractor costs, any non-labor direct costs, such as travel, and any associated indirect costs (e.g., office rent, administration, etc.) allocated to the consulting engagement. Indirect costs are allocated based on head count and square footage of office space. For Third Party Products and associated maintenance, the cost of revenue includes the cost incurred by the Company to acquire the product/ service, shipping and delivery charges, associated taxes, any customization work done by the Company and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs based on head count and square footage of office space. For Proprietary Products, the Company includes in the cost of revenue, shipping, delivery, packaging, production, the direct labor of personnel involved in delivering the product and any associated expenses involved with the installation of the product for the purchaser.

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

A portion of our revenue is derived primarily from long-term contracts. Revenues on long-term fixed-price or time and material contracts with a maximum price are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated. License revenue from resellers is recognized when product is sold through to the end user and such sell through is reported to the Company.

Certain contracts include award fee provisions for increased or decreased revenue and profit based on actual performance against established targets. Award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should the Company fail to perform sufficiently under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

We have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2002 AND JUNE 30, 2001.

Revenues

The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text and AnnoDoc products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue decreased by $1,648,000, or 40%, for the three months ended June 30, 2002 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                               Three Months Ended
                          (Dollar Amounts in Thousands)

                                                                      Increase
                                    June 30, 2002   June 30, 2001   (Decrease) %
                                    -------------   -------------   ------------
                         Solutions
                         ---------
                Business Solutions     $   496         $ 1,151          (57%)
                      Intelligence       1,253           2,220          (44%)
                           INQUIRE          81              73           11%
                                    --------------------------------------------
           Total Solutions Revenue     $ 1,830         $ 3,444          (47%)
                                    ============================================
              Proprietary Products
              --------------------
       AnnoDoc, Compose and Others         305             141          116%
                      INQUIRE/Text         161             225          (28%)
                                    --------------------------------------------
Total Proprietary Products Revenue     $   466         $   366           27%
                                    ============================================
Total Third Party Products Revenue     $   163         $   297          (45%)
----------------------------------  ============================================
                     Total Revenue     $ 2,459         $ 4,107          (40%)
                                    ============================================

Revenues from Solutions decreased overall by $1,614,000, or 47%, from $3,444,000 for the three months ended June 30, 2001 to $1,830,000 for the three-month period ended June 30, 2002. The Business Solutions unit within the Solutions segment decreased by $655,000, or 57%, from $1,151,000 for the three months ended June 30, 2001 to $496,000 for the three months ended June 30, 2002. This decline resulted from the completion of several large contracts without follow-on or new contracts to replace them. The Intelligence Solutions unit within the Solutions segment decreased by $967,000 or 44%, from $2,220,000 for the three months ended June 30, 2001 to $1,253,000 for the three months ended June 30, 2002, largely because the Company's major U.S. Government intelligence community customer substantially reduced the scope of a large contract with the Company. Although the Company had performed well, the terms of the contract gave the U.S. Government customer the right to change the scope of its services engagement, which is typical in government contracts. The INQUIRE Solutions unit within the Solutions segment increased by $8,000, or 11%, from $73,000 for the three months ended June 30, 2001 to $81,000 for the three months ended June 30, 2002 due to an increase in consulting work from a state government customer in the quarter ended June 30, 2002.

Proprietary Product revenue increased by $100,000, or 27%, from $366,000 for the three months ended June 30, 2001 to $466,000 for the three months ended June 30, 2002. The increase in proprietary revenue was from the Company's recently introduced AnnoDoc product, which had sales of $152,000 in the quarter ended June 30, 2002. However, the INQUIRE/Text maintenance revenues declined by $64,000 and will continue to decline over time as customers move applications off mainframes. In addition, sales of Compose and related products declined by $2,000.

Third Party Product sales decreased by $134,000, or 45%, from $297,000 for the three months ended June 30, 2001 to $163,000 for the three months ended June 30, 2002. The decrease in the second quarter ended June 30, 2002 is due to the decision by the Company to eliminate low margin sales except for sales of third party products for those engagements that require hardware and software components integrated with consulting services.

Gross Profit

Gross profit increased by $32,000, or 3% from $939,000 for the three months ended June 30, 2001 to $971,000 for the three months ended June 30, 2002. Gross margin as a percent of revenues increased from 23% for the three months ended June 30, 2001 to 39% for the three months ended June 30, 2002. The reasons for the increase in gross margin ended June 30, 2002 were (i) increase in utilization for consulting personnel resulting in reductions in unabsorbed overhead labor, (ii) high margins on the Company's product sales for AnnoDoc, Compose and related products, and (iii) the previously mentioned receipt of a $195,000 award fee (100% of the maximum).

Research and Development Expenses

Research and development expenses increased $106,000, or 100%, from $106,000 for the three months ended June 30, 2001 to $212,000 for the three months ended June 30, 2002. The increase is due to increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $467,000, or 44%, from $1,069,000 for the three months ended June 30, 2001 to $602,000 for the three months ended June 30, 2002. The substantial decrease was due to a reduction in selling and administrative personnel costs. The decrease in selling, general and administrative expenses was partially offset by estimated costs of approximately $110,000 for the severance of the Company's CEO and the associated legal fees of $25,000.

Interest Income and Expense

Interest income decreased $16,000, or 100%, from $16,000 for the three months ended June 30, 2001 to $0 for the three months ended June 30, 2002. The reduction in interest income is due to significantly lower cash and cash equivalent balances, lesser short-term investments, and lower interest rates compared to the same period in 2001. Conversely, the Company incurred approximately $14,000 in interest expense for the quarter ended June 30, 2002 compared to $15,000 of interest expense for the quarter ended June 30, 2001.

Net Profit

As a result of the above, the Company recorded a net profit of $143,000 in the second quarter ended June 30, 2002, compared to a net loss of $235,000 for the quarter ended June 30, 2001. The return to profitability was primarily attributable to (i) improved margins and reduced costs, and (ii) the receipt of the $195,000 award fee, partially offset by the $135,000 in the above mentioned severance costs.


CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

Total revenue decreased by $2,316,000, or 30%, for the six months ended June 30, 2002 as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                                Six Months Ended
                          (Dollar Amounts in Thousands)

                                                                      Increase
                                    June 30, 2002   June 30, 2001   (Decrease) %
                                    -------------   -------------   ------------
                         Solutions
                         ---------
                Business Solutions     $ 1,174         $ 2,047           (43%)
                      Intelligence       2,918           4,174           (30%)
                           INQUIRE         135             163           (17%)
                                       -----------------------------------------
           Total Solutions Revenue     $ 4,227         $ 6,384           (34%)
                                       =========================================
              Proprietary Products
              --------------------
       AnnoDoc, Compose and Others         502             334            50%
                      INQUIRE/Text         317             438           (28%)
                                    --------------------------------------------
Total Proprietary Products Revenue     $   819         $   772             6%
                                    ============================================
Total Third Party Products Revenue     $   361         $   567           (36%)
----------------------------------  ============================================
                     Total Revenue     $ 5,407         $ 7,723           (30%)
                                    ============================================

Revenues from Solutions decreased overall by $2,157,000, or 34%, from $6,384,000 for the six months ended June 30, 2001 to $4,227,000 for the six-month period ended June 30, 2002. The Business Solutions unit within the Solutions segment decreased by $873,000, or 43%, from $2,047,000 for the six months ended June 30, 2001 to $1,174,000 for the six months ended June 30, 2002. This decline resulted from the completion of several large contracts without follow-on or new contracts to replace them. The Intelligence Solutions unit within the Solutions segment decreased by $1,256,000 or 30%, from $4,174,000 for the six months ended June 30, 2001 to $2,918,000 for the six months ended June 30, 2002, largely because the Company's major U.S. Government intelligence community customer substantially reduced the scope of a large contract with the Company. Although the Company had performed well under the contract, the terms of the contract gave the U.S. Government customer the right to change the scope of its services engagement, which is typical in government contracts. The INQUIRE Solutions unit within the Solutions segment decreased by $28,000 or 17%, from $163,000 for the six months ended June 30, 2001 to $135,000 for the second quarter ended June 30, 2002 due to a decline in INQUIRE/Text maintenance and INQUIRE consulting services.

Proprietary Product revenue increased by $47,000, or 6%, from $772,000 for the six months ended June 30, 2001 to $819,000 for the six months ended June 30, 2002. The increase in proprietary products revenue is attributed to sales of the Company's recently introduced AnnoDoc product that had sales of $209,000 for the six months ended June 30, 2002. This increase was partially offset by the decline in INQUIRE/Text maintenance revenues of $121,000 that are expected to decline over time as customers move applications off mainframes. Compose and related product sales declined by $41,000 in the six months ended June 30,2002.

Third Party Product sales decreased by $206,000 or 36%, from $567,000 for the six months ended June 30, 2001 to $361,000 for the six months ended June 30, 2002. The decrease in the second quarter ended June 30, 2002 is due to the decision by the Company to eliminate low margin sales except for sales of third party products for engagements that require hardware and software components integrated with consulting services.

Gross Profit

Gross profit increased by $132,000, or 8%, from $1,568,000 for the six months ended June 30, 2001 to $1,700,000 for the six months ended June 30, 2002. Gross margin as a percent of revenues increased from 20% for the six months ended June 30, 2001 to 31% for the six months ended June 30, 2002. The reasons for the increase in gross margin for the six months ended June 30, 2002 were (i) increase in utilization for consulting personnel resulting in reductions in unabsorbed overhead labor, (ii) high margins on the Company's product sales for AnnoDoc, Compose and related products, and (iii) the previously mentioned receipt of a $195,000 award fee (100% of the maximum).

Research and Development Expenses

Research and development expenses increased $87,000, or 32%, from $271,000 for the six months ended June 30, 2001 to $358,000 for the six months ended June 30, 2002. The increase was attributable to increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $812,000, or 38%, from $2,134,000 for the six months ended June 30, 2001 to $1,322,000 for the six months ended June 30, 2002. The decrease was a result of a reduction in selling costs and in administrative personnel.

Interest Income and Expense

Interest income decreased $29,000, or 76%, from $38,000 for the six months ended June 30, 2001 to $9,000 for the six months ended June 30, 2002. The reduction in interest income was due to lower cash and cash equivalent balances, lesser short-term investments, and lower interest rates compared to the same period in 2001. Conversely, the Company incurred approximately $24,000 in interest expense for the six months ended June 30, 2002 compared to $34,000 of interest expense for the six months ended June 30, 2001 that resulted from lower interest rates and the paying down of the line of credit balance.

Net Profit

The Company recorded a net profit of $5,000 in the first six months ended June 30, 2002 compared to a net profit of $235,000 for the six months ended June 30, 2001. The net profit in the six months ended June 30, 2001 was primarily attributable to the gain of $1,068,000 recognized by the Company for the sale of its equity stake in Buckaroo.com in the quarter ended March 31, 2001.


Liquidity and Capital Resources
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, though the Company has made a profit in the quarter ended June 30, 2002, the Company suffered recurring losses from operations prior to this quarter. This factor, including the uncertainty surrounding whether the Company will meet its 2002 budget expectations, indicate that there is substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to meet its 2002 budgeted cash flow projections.

Although the Company believes that it will be able to meet its budget projections in 2002, there can be no assurance that the Company will be successful in so doing. Failure by the Company to meet its budget expectations may have a material adverse effect on the Company's financial position, results of operations or cash flows.

At June 30, 2002, the Company had cash and cash equivalents of $890,000. Net working capital on June 30, 2002 amounted to $817,000 as compared to $741,000 at December 31, 2001. On June 3, 2002, the Company entered into an agreement to assign its receivables to Commerce Funding Corporation of Vienna, Virginia for up to $1,000,000. This agreement will be collateralized by all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution.

Net cash provided by operating activities for the six months ended June 30, 2002 was $512,000. The primary adjustments to the net income of $5,000 to arrive at net cash provided in operating activities included (i) increases in depreciation and amortization of $79,000, and (ii) decreases in accounts receivable of $1,354,000, prepaid expenses and other current assets of $163,000, accrued expenses of $153,000, accounts payable of $875,000, and deferred revenue of $65,000.

Net cash used in investing activities for the six months ended June 30, 2002 of $9,000 was for the purchase of equipment.

Net cash used in financing activities for the six months ended June 30, 2002 of $615,000 arose from the paying down the entire line of credit of $616,000.

Net cash flow from operating activities for the six months ended June 30, 2002 was sufficient to fund the operations of the business. In addition, a new facility to assign its receivables has been put in place and Management believes that it will be able to sufficiently meet the Company's working capital requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

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

At a meeting of the Company's shareholders held on March 1, 2002, the shareholders of the Company approved the Agreement of Merger. However, consummation of the Merger was delayed after the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), accounting for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 100% award fee rating on its performance, the terms of the Customer Contract gave the government customer the right to change the scope of its services engagement, which is typical in government contracts.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first quarter of 2002 and to subsequently terminate it upon the then anticipated consummation of the Merger.

On April 19, 2002, the Company received a notice from SAIC terminating its proposed acquisition of the Company pursuant to the Agreement of Merger. As per the Agreement of Merger, the Company may be required to pay a termination fee of $50,000 to SAIC under certain specific conditions. Management does not believe that these conditions exist and does not believe that it will have to pay this termination fee and accordingly, this amount has not been accrued for in the accompanying condensed consolidated financial statements.

As a result of the reduction in the scope of the Customer Contract, the Company has taken certain steps to reduce its expenses, including reducing the number of its employees, rent expense and expenditures in other areas.

Termination of Chief Executive Officer

On May 20, 2002, the Company's Chief Executive Officer and President left the Company and, on August 2, 2002, agreed to a lump-sum severance payment of $108,922. This amount, along with estimated associated legal fees of $25,000, has been accrued for in the accompanying condensed consolidated financial statements. On August 8, 2002, Harry Kaplowitz, who was then serving as Executive Vice-President of the Company, was appointed President and Chief Executive Officer.

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

As discussed above, under certain specific conditions the Company might be required to pay a termination fee of $50,000 to SAIC.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

The following Exhibits are filed herewith:

Exhibit Number         Document
--------------         --------

     99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

     99.2 Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350


     (b)  Reports on Form 8 - K

On April 8, 2002, the Company filed a report on Form 8-K to report the reduction in scope of a large government contract and the possible termination of the Agreement of Merger with SAIC.

The Company filed a report on Form 8-K on April 19, 2002, to report that the Company had received a notification from SAIC terminating its proposed acquisition of the Company pursuant to the Agreement of Merger entered into on January 10, 2002.

On June 3, 2002, the Company filed a report on Form 8-K reporting that it had entered into a new credit facility with Commerce Funding Corporation of Vienna, Virginia.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INFODATA SYSTEMS INC.

Date:   August 14, 2002

                               BY:  /s/ Harry Kaplowitz
                                  ----------------------------------------------
                                    Harry Kaplowitz
                                    President and Chief
                                    Executive Officer



                               BY:  /s/ Gary I. Gordon
                                  ----------------------------------------------
                                    Gary I. Gordon
                                    Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)