Form 10QSB
period 2002-09-30
INFODATA SYSTEMS INC
filed 2002-11-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10416

              ____________________________________________________
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

                   (703) 934-5205 (Issuer's Telephone Number)
               __________________________________________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on October 21, 2002, as reported on the NASD OTC Bulletin Board, was approximately $712,000. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 4,875,822 on October 21, 2002.

Transitional Small Business Disclosure Format:      Yes  [  ]        No  [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION                                          Page(s)

    Item 1.  Financial Statements (Unaudited)


             Condensed Consolidated Statements of Operations                 3
               Three Months Ended September 30, 2002 and 2001


             Condensed Consolidated Statements of Operations                 4
               Nine Months Ended September 30, 2002 and 2001


             Condensed Consolidated Balance Sheets                           5
               September 30, 2002 and December 31, 2001

             Condensed Consolidated Statements of Cash Flows                 6
               Nine Months Ended September 30, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements       7 - 12


    Item 2.  Management's Discussion and Analysis                      13 - 21

    Item 3.  Controls and Procedures                                        21


PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits                                                       21

     (b)     Reports on Form 8-K                                            21


SIGNATURES                                                                  21

CERTIFICATIONS                                                         22 - 24

PART I.  FINANCIAL INFORMATION

Item 1.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)
                                                            Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2002           2001
                                                        --------        --------

Revenues .........................................       $ 2,237        $ 4,061

Cost of revenues .................................         1,262          3,329
                                                         -------        -------

Gross profit .....................................           975            732
                                                         -------        -------

Operating expenses:
         Research and development ................           132            159
         Selling, general and administrative .....           440            966
                                                         -------        -------
                                                             572          1,125
                                                         -------        -------

Operating income (loss) ..........................           403           (393)


Interest income ..................................             3              9
Interest expense .................................            (7)           (11)
                                                         -------        -------
Net income (loss) ................................       $   399        $  (395)
                                                         =======        =======

         Basic net income (loss) per share .......       $  0.08        $ (0.08)
                                                         =======        =======
Weighted average basic shares outstanding ........         4,792          4,755
                                                         =======        =======
         Diluted net income (loss) per share .....       $  0.08        $ (0.08)
                                                         =======        =======
Weighted average basic shares outstanding ........         4,869          4,755
                                                         =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         2002            2001
                                                       ---------       ---------

Revenues .......................................       $  7,644        $ 11,784

Cost of revenues ...............................          4,969           9,484
                                                       --------        --------

Gross profit ...................................          2,675           2,300
                                                       --------        --------

Operating expenses:
         Research and development ..............            490             430
         Selling, general and administrative ...          1,762           3,100
                                                       --------        --------
                                                          2,252           3,530
                                                       --------        --------

Operating income (loss) ........................            423          (1,230)
Gain on sale of investment .....................           --             1,068
Interest income ................................              9              47
Interest expense ...............................            (28)            (45)
                                                       --------        --------
Net income (loss) ..............................       $    404        $   (160)
                                                       ========        ========


         Basic net income (loss) per share .....       $   0.08        $  (0.03)
                                                       ========        ========
Weighted average basic shares outstanding ......          4,791           4,740
                                                       ========        ========
         Diluted net income (loss) per share ...       $   0.08        $  (0.03)
                                                       ========        ========
Weighted average diluted shares outstanding ....          4,875           4,740
                                                       ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INFODATA SYSTEMS INC. AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                                     (Amounts in Thousands)
                                           (Unaudited)
                                                                     September 30,   December 31,
                                                                         2002           2001
                                                                     -------------   ------------
Assets
Current assets:
         Cash and cash equivalents ..............................      $    990       $  1,002
         Accounts receivable, net of allowance of $39 in
         2002 and $35 in 2001 ...................................         1,771          2,994

         Prepaid expenses and other current assets ..............           137            447
                                                                       --------       --------
                  Total current assets ..........................         2,898          4,443
                                                                       --------       --------
Property and equipment, net
                                                                             90            185
Other assets ....................................................            20             20
                                                                       --------       --------
Total assets ....................................................      $  3,008       $  4,648
                                                                       ========       ========
Liabilities and Shareholders' Equity
Current Liabilities:
         Line of credit .........................................      $    203       $    616
         Accounts payable .......................................           135          1,223
         Accrued expenses .......................................           793          1,116
         Deferred revenue .......................................           527            747
                                                                       --------       --------
                  Total current liabilities .....................         1,658          3,702
                                                                       --------       --------
Commitments and contingencies ...................................          --             --
Shareholders' equity:

         Common stock ...........................................           142            142

         Additional paid-in capital .............................        20,221         20,221

         Accumulated deficit ....................................       (19,013)       (19,417)
                                                                       --------       --------

Total shareholders' equity ......................................         1,350            946
                                                                       --------       --------
Total liabilities and shareholders' equity ......................      $  3,008       $  4,648
                                                                       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INFODATA SYSTEMS INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Cash Flows
                                    (Amounts in Thousands)
                                          (Unaudited)
                                                                            Nine Months Ended
                                                                              September 30,
                                                                             2002          2001
                                                                          ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) .............................................      $   404       $  (160)
Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
        Gain on sale of investment ..................................         --          (1,068)

        Depreciation and amortization ...............................          106           154

        Goodwill and other intangible amortization ..................         --             104
          Provision for doubtful accounts ...........................            4          --
        Change in related party receivables .........................         --             302
Changes in operating assets and liabilities:
        Accrued interest ............................................         --             (11)
        Accounts receivable .........................................        1,219          (298)
        Prepaid expenses and other current assets ...................          310          --
          Other assets ..............................................         --              23
        Accounts payable ............................................       (1,088)          376
        Accrued expenses ............................................         (323)           35

        Deferred revenue ............................................         (220)         (247)
                                                                           -------       -------
                  Net cash provided by (used in) operating
                    activities.......................................          412          (790)
                                                                           -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                             (20)
Purchases of property and equipment .................................          (11)
Purchases of short-term investments .................................         --            (200)
Proceeds from maturity of short-term investments ....................         --             700
Proceeds from sale of investment ....................................         --           1,092
                                                                           -------       -------
Net cash (used in) provided by investing activities .................          (11)        1,572
                                                                           -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term repayments ...........................................         (413)          (30)
Issuance of common stock ............................................         --              37
                                                                           -------       -------
                  Net cash (used in) provided by financing
                    activities.......................................         (413)            7
                                                                           -------       -------
Net (decrease) increase in cash and cash equivalents ................          (12)          789
Cash and cash equivalents at beginning of period ....................        1,002           321
                                                                           -------       -------
Cash and cash equivalents at end of period ..........................      $   990       $ 1,110
                                                                           =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)


September 30, 2002 and 2001


NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, with the exception of the quarters ended June 30 and September 30, 2002, the Company has suffered recurring losses from operations. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other things, its ability to meet its 2002 budgeted cash flow projections.

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

3) Adoption of Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002. The Company has adopted SFAS 142 as of April 1, 2002, and since the Company had no goodwill or intangibles on January 1, 2002, there has been no impact of adopting SFAS No. 142 in the accompanying condensed consolidated financial statements.

     The following table adjusts the reported loss from continuing operations for the quarter and nine months ended September 30, 2001, and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

                                                            Quarter Ended      Nine Months Ended
                                                          September 30, 2001   September 30, 2001
Net loss as reported .................................          $  (395)             $ (160)
Goodwill amortization ................................               40                 104
                                                                -------              ------
Adjusted net loss ....................................          $  (355)             $  (56)
Basic and diluted net loss per share, as reported ....          $ (0.08)             $(0.03)
Goodwill amortization ................................          $  0.01              $ 0.02
                                                                -------              ------
Adjusted basic and diluted net loss per share ........          $ (0.07)             $(0.01)
                                                                =======              ======

NOTE C - CREDIT FACILITY

The Company maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc., collateralized by accounts receivable, equipment and other intangibles that expired on April 30, 2001, thus accelerating all amounts due under that line of credit. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum interest rate equal to 2.9% over the 30-day commercial paper rate. Advances under the facility were based on eligible billed accounts receivable less than 90 days old. As of May 30, 2002, the Company had fully repaid all amounts outstanding under this line of credit and, accordingly, Merrill Lynch Business Financial Services Inc. has fully released all accounts receivable, equipment and other intangibles collateralized under the line of credit.

On June 3, 2002, the Company entered into an Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding"). The terms of the Assignment Agreement provide for assignment of the Company's receivables by Commerce Funding from time to time and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.75 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $2,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time, by giving a thirty-day written notice to the other party. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of September 30, 2002, the Company had assigned approximately $242,000 of its receivables which resulted in a line of credit balance of $203,000.


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


NOTE E- TERMINATION OF MERGER AND CUSTOMER CONTRACT

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

On April 26, 2002, the Company submitted a settlement proposal to a U.S. Government agency client in an effort to recover approximately $130,000 in costs expended (or expected to be expended) by the Company related to the reduction in scope of a contract and potential termination fees. On August 26, 2002, a unilateral contract modification was executed in which the Company and the government agency agreed to an equitable adjustment resulting from the de-scope of the contract. Accordingly, a $47,105 contract revenue adjustment was recorded in the quarter ended September 30, 2002.

NOTE F- COMMITMENTS AND CONTINGENCIES

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

NOTE G - SEGMENT REPORTING

The table below presents information about reported segments for the three and nine month periods ended September 30, 2002 and 2001, as well as a reconciliation to reported income (loss) before income taxes. Management does not assign identifiable assets to its segments.

                                                            Infodata Systems Inc.
                                                              Three Months Ended
                                                              September 30, 2002
                                                             Segment Information
                                                                (In Thousands)
                                                    Solutions     Proprietary        Third Party           Total
                                                                     Products           Products
                                             ----------------- --------------- ------------------ ---------------
  Revenues                                             $1,555           $ 572             $  110         $ 2,237
  Direct costs                                            963              32                110           1,105
                                             ----------------- --------------- ------------------ ---------------
  Segmental profit                                     $  592           $ 540             $    0           1,132
                                                       ======           =====             ======
  Research and development                                                                                  (132)
  Other costs not allocated to segments,
    primarily selling, general and
    administrative                                                                                          (597)
  Interest income - net                                                                                       (4)
                                                                                                          ------
  Net income                                                                                              $  399
                                                                                                          ======

                                                            Infodata Systems Inc.
                                                              Three Months Ended
                                                              September 30, 2001
                                                             Segment Information
                                                                (In Thousands)
                                                    Solutions     Proprietary        Third Party           Total
                                                                     Products           Products
                                             ----------------- --------------- ------------------ ---------------
  Revenues                                            $ 2,921           $ 343             $  797          $4,061
  Direct costs                                          2,239              30                743           3,012
                                             ----------------- --------------- ------------------ ---------------
  Segmental profit                                    $   682           $ 313             $   54           1,049
                                                      =======           =====             ======
  Research and development                                                                                  (159)
  Other costs not allocated to segments,
    primarily selling, general and
    administrative                                                                                        (1,287)
  Interest income - net                                                                                        2
                                                                                                          ------
  Loss                                                                                                    $ (395)
                                                                                                          ======

                                                          Infodata Systems Inc.
                                                            Nine months Ended
                                                            September 30, 2002
                                                           Segment Information
                                                              (In Thousands)
                                                    Solutions     Proprietary        Third Party           Total
                                                                     Products           Products
                                             ----------------- --------------- ------------------ ---------------
  Revenues                                            $ 5,782         $ 1,391              $ 471         $ 7,644
  Direct costs                                          3,888             127                467           4,482
                                             ----------------- --------------- ------------------ ---------------
  Segmental profit                                    $ 1,894         $ 1,264              $   4           3,162
                                                      =======         =======              =====
  Research and development                                                                                  (490)
  Other costs not allocated to segments,
    primarily selling, general and
    administrative                                                                                        (2,249)
  Interest income - net                                                                                      (19)
                                                                                                          ------
  Net income                                                                                              $  404
                                                                                                          ======


                                                          Infodata Systems Inc.
                                                            Nine months Ended
                                                            September 30, 2001
                                                           Segment Information
                                                              (In Thousands)
                                                    Solutions     Proprietary        Third Party           Total
                                                                     Products           Products
                                             ----------------- --------------- ------------------ ---------------
  Revenues                                            $ 9,305        $  1,115            $ 1,364         $11,784
  Direct costs                                          7,245              91              1,263           8,599
                                             ----------------- --------------- ------------------ ---------------
  Segmental profit                                    $ 2,060        $  1,024            $   101           3,185
                                                      =======        ========            =======
  Research and development                                                                                  (430)
  Other costs not allocated to segments,
    primarily selling, general and
    administrative                                                                                        (3,985)
   Gain on sale of asset                                                                                   1,068
  Interest income - net                                                                                        2
                                                                                                         -------
  Net income (loss)                                                                                      $  (160)
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

Company Overview

The Company provides its customers with complex information technology solutions in the area of knowledge management. The Company specializes in creating solutions that are enabled for use over internal intranets as well as the public Internet. These products and services are provided to corporate and government workgroups, departments and enterprises in three market segments. The segments are information technology consulting services ("Solutions"), sales of proprietary products ("Proprietary Products"), and the sale of third party software and hardware ("Third Party Products"). Solutions includes systems integration, document management analysis and implementation, training and consulting services surrounding the implementation of the Company's Proprietary Products, Third Party Products, and other related services. Proprietary Products include license sales of INQUIRE(R)/Text, Compose(R), AnnoDoc(TM) and their associated maintenance. Third Party Products include software and hardware with some related services. For the quarter ended September 30, 2002, Solutions accounted for 68% of total revenue, Proprietary Products accounted for 26%, and Third Party Products accounted for the remaining 6%.

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

A portion of our revenue is derived from long-term contracts. Revenues on long-term fixed-price or time and material contracts with a maximum price are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated. License revenue from resellers is recognized when product is sold through to the end user and such sell through is reported to the Company.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2002, AND SEPTEMBER 30, 2001.

Revenues
The Company derives revenues from three segments, Solutions, Proprietary Products and Third Party Products. Solutions revenue includes consulting services for both commercial and government customers. Proprietary Product revenue includes the sale of INQUIRE/Text and AnnoDoc products and services and related maintenance, and sales of the Company's plug-in based software products. Third Party Products include software and hardware sold to both government and commercial customers. Total revenue decreased by $1,824,000, or 45%, for the three months ended September 30, 2002, as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                                                  Three Months Ended
                                            (Dollar Amounts in Thousands)

                                                                                       Increase
                                       September 30, 2002       September 30, 2001    (Decrease) %
                         Solutions
                Business Solutions            $       612              $       744       (18%)
                      Intelligence                    865                    2,135       (59%)
                           INQUIRE                     78                       42        86%
                                   -------------------------------------------------------------------
           Total Solutions Revenue            $     1,555              $     2,921       (47%)
                                   ===================================================================
              Proprietary Products
       AnnoDoc, Compose and Others                    453                      122       271%
                      INQUIRE/Text                    119                      221       (46%)
                                   -------------------------------------------------------------------
Total Proprietary Products Revenue            $       572              $       343        67%
                                   ===================================================================
Total Third Party Products Revenue            $       110              $       797       (86%)
                                   ===================================================================
                     Total Revenue            $     2,237              $     4,061       (45%)
                                   ===================================================================

Revenues from Solutions decreased overall by $1,366,000, or 47%, from $2,921,000 for the three months ended September 30, 2001, to $1,555,000 for the three-month period ended September 30, 2002. The Business Solutions unit within the Solutions segment decreased by $132,000, or 18%, from $744,000 for the three months ended September 30, 2001, to $612,000 for the three months ended September 30, 2002. This decline resulted from the completion of several large contracts without follow-on or new contracts to replace them. The Intelligence Solutions unit within the Solutions segment decreased by $1,270,000 or 59%, from $2,135,000 for the three months ended September 30, 2001, to $865,000 for the three months ended September 30, 2002, largely because the Company's major U.S. Government intelligence community customer substantially reduced the scope of a large contract with the Company during the first quarter of 2002. Although the Company had performed well, the terms of the contract provide for a unilateral right for the U.S. Government customer to change the scope of services, which is typical in government contracts. During the third quarter, the government customer modified the contract value to provide for an equitable adjustment resulting from the de-scope of the contract amounting to $47,105. The INQUIRE Solutions unit within the Solutions segment increased by $36,000, or 86%, from $42,000 for the three months ended September 30, 2001, to $78,000 for the three months ended September 30, 2002, due to an increase in consulting work from a state government customer in the quarter ended September 30, 2002.

Proprietary Product revenue increased by $229,000, or 67%, from $343,000 for the three months ended September 30, 2001, to $572,000 for the three months ended September 30, 2002. The increase in proprietary revenue of $229,000 is based on a few factors. The newly introduced AnnoDoc product contributed sales of $308,000, which was offset by the declines in INQUIRE/Text maintenance revenues of $102,000 and Compose and related products of $18,000. The INQUIRE/Text maintenance revenues will continue to decline as customers move applications off mainframes.

Third Party Product sales decreased by $687,000, or 86%, from $797,000 for the three months ended September 30, 2001, to $110,000 for the three months ended September 30, 2002. The decrease in the third quarter ended September 30, 2002, is due to the decision by the Company to eliminate low margin sales except for sales of third party products for those engagements that require hardware and software components integrated with consulting services.

Gross Profit

Gross profit increased by $243,000, or 33% from $732,000 for the three months ended September 30, 2001, to $975,000 for the three months ended September 30, 2002. Gross margin as a percent of revenues increased from 18% for the three months ended September 30, 2001 to 44% for the three months ended September 30, 2002. The reasons for the increase in gross margin ended September 30, 2002 were: (i) increase in utilization of consulting personnel resulting in reductions in unabsorbed overhead labor; and (ii) high margins on the Company's product sales for AnnoDoc, Compose and related products.

Research and Development Expenses

Research and development expenses decreased $27,000, or 17%, from $159,000 for the three months ended September 30, 2001, to $132,000 for the three months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $526,000, or 54%, from $966,000 for the three months ended September 30, 2001, to $440,000 for the three months ended September 30, 2002. The substantial decrease was due to the planned reduction in selling and administrative personnel costs, rent expense and other non-essential expenditures.

Interest Income and Expense

Interest income decreased $6,000, or 67%, from $9,000 for the three months ended September 30, 2001, to $3,000 for the three months ended September 30, 2002. The reduction in interest income is due to lower cash and cash equivalent balances, lesser short-term investments, and lower interest rates compared to the same period in 2001. Conversely, the Company incurred approximately $7,000 in interest expense for the quarter ended September 30, 2002, compared to $11,000 of interest expense for the quarter ended September 30, 2001, that resulted from lower interest rates and lower credit balances.

Net Profit (Loss)

As a result of the above, the Company recorded a net profit of $399,000 in the second quarter ended September 30, 2002, compared to a net loss of $395,000 for the quarter ended September 30, 2001. The return to profitability was primarily attributable to: (i) improved margins and reduced costs; and (ii) increased utilization for consulting personnel.


CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues
Total revenue decreased by $4,140,000, or 35%, for the nine months ended September 30, 2002, as compared to the corresponding period of the prior year. Revenues for each period consisted of the following:

                                                           Nine months Ended
                                                     (Dollar Amounts in Thousands)

                                                                                             Increase
                                            September 30, 2002         September 30, 2001   (Decrease) %
                             Solutions
                    Business Solutions             $     1,786               $     2,791       (36%)
                          Intelligence                   3,783                     6,309       (40%)
                               INQUIRE                     213                       205         4%
                                       --------------------------------------------------------------------
               Total Solutions Revenue             $     5,782               $     9,305       (38%)
                                       ====================================================================
                  Proprietary Products
           AnnoDoc, Compose and Others                     955                       456       109%
                          INQUIRE/Text                     436                       659       (34%)
                                       --------------------------------------------------------------------
    Total Proprietary Products Revenue             $     1,391               $     1,115        25%
                                       ====================================================================
    Total Third Party Products Revenue             $       471                     1,364       (65%)
                                       ====================================================================
                         Total Revenue             $     7,644               $    11,784       (35%)
                                       ====================================================================

Revenues from Solutions decreased overall by $3,523,000, or 38%, from $9,305,000 for the nine months ended September 30, 2001, to $5,782,000 for the nine-month period ended September 30, 2002. The Business Solutions unit within the Solutions segment decreased by $1,005,000, or 36%, from $2,791,000 for the nine months ended September 30, 2001, to $1,786,000 for the nine months ended September 30, 2002. This decline resulted from the completion of several large contracts without follow-on or new contracts to replace them. The Intelligence Solutions unit within the Solutions segment decreased by $2,526,000 or 40%, from $6,309,000 for the nine months ended September 30, 2001, to $3,783,000 for the nine months ended September 30, 2002, largely because the Company's major U.S. Government intelligence community customer substantially reduced the scope of a large contract with the Company. Although the Company had performed well under the contract, the terms of the contract provide for a unilateral right for the U.S. Government customer to change the scope of services, which is typical in government contracts. During the third quarter, the government customer modified the contract value to provide for an equitable adjustment resulting from the de-scope of the contract amounting to $47,105. The INQUIRE Solutions unit within the Solutions segment increased by $8,000 or 4%, from $205,000 for the nine months ended September 30, 2001, to $213,000 for the second quarter ended September 30, 2002, due to an increase in consulting work from a state government customer.

Proprietary Product revenue increased by $276,000, or 25%, from $1,115,000 for the nine months ended September 30, 2001, to $1,391,000 for the nine months ended September 30, 2002. The increase in proprietary products revenue is attributed to sales of the Company's recently introduced AnnoDoc product that had sales of $517,000 for the nine months ended September 30, 2002. This increase was partially offset by the decline in INQUIRE/Text maintenance revenues of $223,000 that are expected to decline over time as customers move applications off mainframes. Compose and related product sales declined by $18,000 in the nine months ended September 30, 2002.

Third Party Product sales decreased by $893,000 or 65%, from $1,364,000 for the nine months ended September 30, 2001, to $471,000 for the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2002, is due to the decision by the Company to eliminate low margin sales except for sales of third party products for engagements that require hardware and software components integrated with consulting services.

Gross Profit


Gross profit increased by $375,000, or 16%, from $2,300,000 for the nine months ended September 30, 2001, to $2,675,000 for the nine months ended September 30, 2002. Gross margin as a percent of revenues increased from 20% for the nine months ended September 30, 2001 to 35% for the nine months ended September 30, 2002. The reasons for the increase in gross margin for the nine months ended September 30, 2002 were: (i) increase in utilization of consulting personnel resulting in reductions in unabsorbed overhead labor; (ii) high margins on the Company's product sales for AnnoDoc, Compose and related products; and (iii) the receipt of a $195,000 award fee (100% of the maximum).

Research and Development Expenses

Research and development expenses increased $60,000, or 14%, from $430,000 for the nine months ended September 30, 2001, to $490,000 for the nine months ended September 30, 2002. The increase was attributable to increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,338,000, or 43%, from $3,100,000 for the nine months ended September 30, 2001, to $1,762,000 for the nine months ended September 30, 2002. The decrease in selling, general and administrative expenses was due to a reduction in selling and administrative costs and was partially offset by severance costs of $108,922 associated with the departure of the former president and CEO.

Interest Income and Expense

Interest income decreased $38,000, or 81%, from $47,000 for the nine months ended September 30, 2001, to $9,000 for the nine months ended September 30, 2002. The reduction in interest income was due to lower cash and cash equivalent balances, lesser short-term investments, and lower interest rates compared to the same period in 2001. Conversely, the Company incurred approximately $28,000 in interest expense for the nine months ended September 30, 2002, compared to $45,000 of interest expense for the nine months ended September 30, 2001, that resulted from lower interest rates and lower credit balance.

Net Profit

The Company recorded a net profit of $404,000 in the first nine months ended September 30, 2002, compared to a net loss of $160,000 for the nine months ended September 30, 2001. The return to profitability was primarily attributable to:
(i) improved margins and reduced costs; and (ii) the receipt of the $195,000 award fee partially offset by the actual $108,922 of severance costs and associated legal fees of $20,000.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, with exception of the quarters ended June 30 and September 30, 2002, the Company has suffered recurring losses from operations. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2002, the Company had cash and cash equivalents of $990,000. Net working capital on September 30, 2002, amounted to $1,240,000 as compared to $741,000 at December 31, 2001. On June 3, 2002, the Company entered into an agreement to assign its receivables to Commerce Funding Corporation for up to $1,000,000. This agreement is collateralized by all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution.

Net cash provided by operating activities for the nine months ended September 30, 2002, was $412,000. The primary adjustments to the net income of $404,000 to arrive at net cash provided in operating activities included: (i) increases in depreciation and amortization of $106,000; and (ii) decreases in accounts receivable of $1,219,000, prepaid expenses and other current assets of $310,000, accrued expenses of $323,000, accounts payable of $1,088,000 and deferred revenue of $220,000.

Net cash used in investing activities for the nine months ended September 30, 2002, of $11,000 was for the purchase of equipment.

Net cash used in financing activities for the nine months ended September 30, 2002, arose from paying down portions of the line of credit of $413,000.

Net cash flow from operating activities for the nine months ended September 30, 2002, was sufficient to fund the operations of the business. In addition, a new facility to assign its receivables has been put in place and Management believes that it will be able to sufficiently meet the Company's working capital requirements for the next twelve months. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.


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

On April 26, 2002, the Company submitted a settlement proposal to a U.S. Government agency client in an effort to recover approximately $130,000 in costs expended (or expected to be expended) by the Company related to the reduction in scope of a contract and potential termination fees. On August 26, 2002, the U.S. Government agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment from the de-scope of the contract. Accordingly, a $47,105 contract revenue adjustment was recorded in the quarter ended September 30, 2002.

Termination of Chief Executive Officer

On May 20, 2002, the Company's Chief Executive Officer and President left the Company and, on August 2, 2002, agreed to a lump-sum severance payment of $108,922. This amount, in addition to the Company's legal fees of $20,000 incurred in connection with the matter, was fully paid in the quarter ended September 30, 2002.

On August 8, 2002, Harry Kaplowitz, who was then serving as Executive Vice-President of the Company in charge of its Intelligence Solutions business unit, was appointed President and Chief Executive Officer. However, Mr. Kaplowitz and the Company's Board of Directors were unable to agree on the terms of an employment agreement. On September 4, 2002, Mr. Kaplowitz resumed his position as Executive Vice President and assumed an expanded role including all commercial and government IT consulting operations in addition to the Intelligence Solutions business unit.

On September 4, 2002, Richard T. Bueschel, the Chairman of the Board of Directors, was appointed acting Chief Executive Officer of the Company until a new person is appointed to that position.

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

Item 3. Controls and Procedures

The officers of the Company executing the certifications set forth below following the signature page of this report, based on their evaluation of the Company's disclosure controls and procedures on November 11, 2002 (the "Evaluation Date"), believe that such disclosure controls and procedures are effective. Furthermore, such officers have advised that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the Evaluation Date.

The Company does not have a designated "chief financial officer" and does not have any one person performing functions similar to those generally performed by a chief financial officer. Mr. Curtis D. Carlson, Secretary of the Company, and Mr. Gary Gordon, Chief Accounting Officer of the Company, perform functions which collectively constitute functions similar to those generally performed by a chief financial officer. Therefore, the representations contained in the certifications included in and filed as exhibits to this report, as signed by such two officers, must be read collectively and not individually.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports On Form 8-K

(a)  Exhibits

The following Exhibits are filed herewith:

Exhibit Number      Document

99.1 Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2                Certification of Chief Accounting Officer Pursuant to 18
                    U.S.C. Section 1350
99.3                Certification of Corporate Secretary Pursuant to 18 U.S.C.
                    Section 1350

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period ended September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INFODATA SYSTEMS INC.


Date: November 14, 2002                        BY:  /s/ Gary I. Gordon
                                                  -----------------------------
                                                      Gary I. Gordon
                                                      Chief Accounting Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                                 CERTIFICATIONS

I, Richard T. Bueschel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Infodata Systems
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                        /s/ Richard T. Bueschel
                                                        ------------------------
                                                            Richard T. Bueschel
                                                  Acting Chief Executive Officer

                                 CERTIFICATIONS

I, Gary I. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Infodata Systems
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                        /s/ Gary I. Gordon
                                                        ------------------------
                                                            Gary I. Gordon
                                                        Chief Accounting Officer

                                 CERTIFICATIONS

I, Curtis D. Carlson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Infodata Systems
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                      /s/ Curtis D. Carlson
                                                      --------------------------
                                                          Curtis D. Carlson
                                                          Corporate Secretary