Form 10KSB
period 2002-12-31
INFODATA SYSTEMS INC
filed 2003-03-31
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ended December 31, 2002 were $9,802,662.

As of March 25, 2003, there were 5,021,697 common shares outstanding. As of March 25, 2003, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $1,836,000.

Transitional Small Business Disclosure Format (check one):  Yes     No X

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1. Description of Business

Founded in 1968, Infodata Systems Inc. ("Infodata" or the "Company") has 35 years of content and document management experience. Infodata provides enterprise software and integration solutions that assist regulated businesses and controlled government agencies in constructing or augmenting Enterprise Content Management (ECM) solutions. Further, the Company offers specific vertical market solutions for life cycle management of content. The Company does this by delivering a software services layer that enhances the capabilities of content management systems. The Company serves three markets with consistent product and service offerings: Commercial, Government, and the Intelligence Community.

Infodata has the demonstrated knowledge and expertise to offer an array of solutions including Content Review, Content Assembly and Publishing, Content Transformation, Content Security and Content Analytics. The Company chooses to work with only the highest caliber of partners to ensure its solutions employ the best technology to solve real business and organizational problems. Infodata's unique proprietary products integrate with leading edge solution environments from Adobe and Documentum and are geared to review, assemble and publish, secure and accelerate all facets of content management lifecycle processes. Moving forward, the Company's objective is to position itself as a leading force in content and document management, and to define a Content Management Services Layer (CMSL) that incorporates both products and services in providing solutions to regulated industries and the Government agencies they interact with and are regulated by. These specific capabilities within this layer are critical to:

     o Providing specific industry applications expertise, with both products and services, for thin and thick client applications (e.g., Adobe) and backend ECM systems (e.g., Documentum) in order to solve specific problems in vertical markets; and,

     o Delivering needed content management software functionality (within the ECM environment) to organizations that create, modify, assemble, review, approve, and publish content.

Commercial Business

In the Commercial sector, the Company targets Pharmaceutical, Financial Services and Manufacturing companies in the Global 2000 who have significant problems in dealing with any or all of the following:

     o    New Drug Applications
     o    Standard Operating Procedures (SOP)
     o    Environmental Records
     o    Modification of Technical Documents
     o    Adverse Event Report
     o    Contract Development and revisions
     o    Document conversion and standardization
     o    Significant and labor intensive content and publishing activities

Government Business

In the Government market, Infodata targets Federal agencies such as FDA, HUD, FDIC, and DoD where content re-use, conversion, tracking, control, review and publishing provide significant value and cost savings over currently used methods. Recent trends indicate a more rapid adoption of ECM systems in the Federal Government, because by its own nature, the Federal Government is in the business of creating, reviewing, assembling and publishing information. The volume of content that it must deal with is staggering, which presents a significant opportunity for the Company, as the move to centralize and manage content is driven by the need for efficiency.

Intelligence Community Business

For more than 20 years, Infodata has been providing highly innovative software and services for the planning, collection, processing, analysis and dissemination of information to selected customers in the Intelligence (Intel) market. The Company's talented and experienced personnel who support Intel customers design and deliver products and system solutions for all purposes - source data capture, analyst collaboration, document management and search, multi-format delivery, and information visualization and exploitation.

Solution Offerings

Infodata's solution offerings are a critical factor for the long-term prosperity of the Company. The six solution concentrations below describe these offerings. These are typically not just a mixture of product and service implementations but include the unique techniques and toolsets that have been developed by Infodata over the Company's 35-year history. Infodata's longevity, focused solutions and product expertise are a key differentiator in the marketplace. They serve as the catalysts that drive the Company's Sales, Marketing, and Research and Development initiatives. The Company's content assembly and publishing solution has been tailored to meet the needs of its three lines of business: Commercial, Government and Intel.

     o Content Review: The need to review and annotate documents is important to every enterprise. Content Review can take the form of simply exposing a document on a local area network for review and comment, or can be as complicated as moving a document through a series of highly complex workflows that change the document's state and access privileges throughout the process. Whatever the case, in today's regulated and controlled environments, content review can be a labor intensive and costly effort.

     o Content Assembly and Publishing: Infodata's content assembly and publishing solution can provide dramatic cost savings. This solution integrates ECM repositories, unique workflows and techniques, and Infodata's proprietary Compose(R) product, for the automation of assembly and publication of content. Content assembly and publishing is always a laborious and tedious process, burdened by many steps that induce errors and result in rework. Infodata's solutions simplify the work, enhance quality, and accelerate the process.

     o Content Security: Infodata's content security solution provides stateof-the-art document level security by using access control list techniques coupled to business processes to enforce file and XML component level security. For Intel customers, the heart of Infodata's security solution entails the integration of the Company's proprietary Signet product with other technologies such as PKI, X.509, or wrappers to meet customer requirements. Infodata is also able to leverage its work with Intel customers by exploiting XML tags to apply security to the paragraph level of documents. For pharmaceutical customers, Infodata applies its content security solutions to 21 CFR compliance issues and the protection of proprietary information.

     o Content Transformation: Infodata's Content Transformation solution provides the mechanisms for transforming document formats in single, multiple, or very large batches (scaling up to 60,000 documents per day). The Company's proprietary e-Hub solution provides the means to convert TIFF files to PDF, which can be further modified as necessary. For pharmaceutical customers, e-Hub provides rapid and tangible return on investment by converting test results into useable PDF renditions.

     o Content Analytics: Infodata plans to leverage its past customer work by packaging new product offerings and solutions. The Company intends to bring to market the unique applications that it has developed and make them commercially available as an overall content analytics solution set. Infodata's present content analytics solutions, which leverage data in ECM and transactional systems, will lead to improved business visibility for the Company.

     o    3rd Party ECM (Enterprise Content Management) System Planning and
          Integration: The future core focus of Infodata's Professional Services group will center on industry practices built around leading ECM providers. Infodata's services activity extends and compliments ECM offerings, enabling satisfaction of specific business processes of a customer. The Professional Services group's engineering activities provide the unique methods and controls required for content management in regulated industries.

Proprietary Products

Organizations are dealing with explosive growth in the amount of document content they must create and manage. There is also an increasing need to bring distributed groups of people together to collaborate on document creation and review. Infodata has developed a suite of proprietary products that automate the life cycle of content management, which improves efficiency and productivity.

     o AnnoDoc(TM) provides seamless, secure integration between Adobe Acrobat's annotation tools and a content repository, enabling enterprise-wide document collaboration. AnnoDoc merges the desktop power of AdobeAcrobat with the enterprise-wide global repository tools of Documentum. Offering an intuitive browser-based user interface, AnnoDoc can be used to annotate and develop documents over the Web. AnnoDoc streamlines and accelerates the document review process by permitting parallel processing while allowing the annotations to be stored as a separate object, preserving the document's integrity.

     o Compose(R) provides a comprehensive set of publishing tools for Adobe Acrobat software that streamlines document production tasks by automating many functions inherent in Acrobat, saving countless hours of work. The Compose tool palette allows easy access to more than 20 powerful publishing tools. Vital tools include the ability to repaginate documents; validate links; set security, printing, and file open options; and create bookmarks, hypertext links, and tables of content. The tightly integrated Compose toolset is scalable for extremely large file groups and is designed for processing files en masse. Compose allows the user to create powerful documents when it's not feasible to create them by hand.

     o Signet is an off-the-shelf security solution that enables information publishers to ensure that only authorized users are able to read their PDF documents. Signet is ideal for publishers who want to exercise a high degree of control over a document's use, including when and under what circumstances it will expire.

     o Infodata Foundation Server has evolved out of the AnnoDoc product. AnnoDoc is a multi-tier product that provides advanced annotation support and integration between Documentum and Adobe Acrobat. The creation of a separate product for the server centralizes and standardizes several of the core components of AnnoDoc and other Infodata proprietary products.

     o INQUIRE(R)/Text is a full-text retrieval product used for storing, indexing, retrieving, and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text software is used by major companies, utilities, hospitals and government agencies for automating document-centered applications such as on-line manuals, legislative tracking and regulatory compliance, library management, litigation support, medical records and government and military intelligence.

     o WebINQUIRE(R) is an extension product that provides web browser access to INQUIRE/Text collections. WebINQUIRE permits users to store documents created using desktop software on a mainframe computer, retrieve documents from the mainframe and edit them on their desktop using desktop applications, such as

          Microsoft Excel and Microsoft Word. In addition, WebINQUIRE's search formats and views can be easily customized.

Industry Background

The enterprise content management (ECM) industry continues to grow rapidly and offer a great deal of opportunity. According to the research firm META Group, the ECM market will consolidate into a $10 billion market by 2005. There is widespread agreement among analysts that the ECM market today is $500 - $700 million and growing rapidly. The dramatic growth will continue because the impetus for ECM justification begins with information management and quickly migrates to organizational consistency, improved productivity, and cost reduction. This subsequently leads to customer service and records management improvements, which should accelerate time to market and improved regulatory compliance. In short, improving the ECM tools for the enterprise worker helps organizations strategically manage content to enable better front-line decisions, increase organizational efficiencies, and reduce costs.

Sales and Marketing

The Company is focused on building its sales pipeline of prospects in the Commercial, Government, and Intelligence markets. The sales and marketing effort is focused on solving customer problems in and around content review, content assembly and publishing, content security, content transformation, and content analytics. These solution offerings deliver market value by automating the processes around these three critical solutions. The Company approaches the market through its direct sales force, an inside sales force, and through channel partners. In addition, certain proprietary products are procured directly by customers via the Company's Web site.

Competitors

The market for the Company's content management solutions is intensely competitive and subject to rapid change as a result of technological advances, new product introductions and marketing activities by industry participants. Infodata faces a number of competitors in the content management solutions market. In the Commercial market, the primary competitors include: Workshare, iMarkup Solutions, Information Graphics, Cimmetry Systems, and other Documentum service providers. In the Government and Intel markets, the Company faces competition from other federal contractors who bid on knowledge, document and records management projects.

The Company's competitors may have longer operating histories; significantly greater financial, marketing, service, support, technical and other resources; better brand name recognition; and/or a larger installed customer base. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products and services. Moreover, the Company's competitors may be able to develop products or services comparable or superior to those offered by the Company, offer lower priced products or services or adapt more quickly than the Company to new technologies or evolving customer requirements.

In order to be successful, the Company must respond to technological change, customer requirements and competitors' current products, services, and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that competition will not have a material adverse effect on its business, operating results and financial condition.

Customers

Many major companies and government organizations use the Company's proprietary products and services. Sales to government customers represented 67.8% of revenues in 2002 and 73.6% in 2001. One U.S. Government intelligence customer accounted for approximately $3,244,000, or 33.1%, of the Company's 2002 revenues, and approximately $6,429,000, or 41.4%, of the Company's 2001 revenues. On March 1, 2002, the major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. During the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, this contract accounted for approximately

$1,319,000, $502,000, and $47,000 of revenues, respectively, or approximately $1,868,000, or 19.1%, of total revenues for the year ended December 31, 2002. On April 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer commenced, and for the quarters ended June 30, 2002, September 30, 2002, and December 31, 2002, accounted for approximately $380,000, $492,000, and $503,000 of revenues, respectively, or approximately $1,375,000, or 14.0%, of total revenues for the year ended December 31, 2002.

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

Government contracts are subject to modification or termination in the event of changes in funding. The Company's contract costs and revenues are subject to adjustment as a result of audits performed by the Defense Contract Audit Agency
(DCAA) and/or other government auditors. The DCAA routinely audits cost-reimbursement contracts to verify that costs have been properly charged to the government. Many of the Company's government contracts require certain of its employees to maintain security clearances complying with the requirements of various government agencies.

Research and Development

The Company's 2002 Research and Development expenses increased from 2001 levels by 50.1% due to its decision to increase spending on the development and enhancement of new and existing proprietary products.

Proprietary Rights

The Company has secured the protection of a registered service mark for the name INFODATA. It also owns the following registered trademarks: AnnoDoc(TM), Compose(R), INQUIRE(R)/Text, WebINQUIRE(R), and AMBIA(R), and intends to register the names Signet and e-Hub. The Company relies primarily on a combination of copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights.

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

Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's proprietary products or to obtain and use information that the Company regards as proprietary. Although the Company may apply for certain patents, the Company presently has no patents or patent applications pending. Policing unauthorized use of the Company's proprietary products is difficult, and while the Company may be unable to determine the extent to which piracy of its proprietary software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States.

There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not develop similar technology independently. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future proprietary products. The Company expects software product developers to be increasingly subject to infringement claims as the number of proprietary products and competitors in the Company's industry segment grows and the functionality of proprietary products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

The Company also relies on certain software that it licenses from third parties. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms.

Employees

As of March 14, 2003, the Company had a total of 56 employees, of which 41 were technical professionals, 6 comprised the sales and marketing staff, and the remainder were involved in management, corporate security, administration, contracts, and accounting. The Company's employees are not represented by any unions, and the Company has not experienced any work stoppages.

Recent Developments

On January 15, 2003, the Company issued a press release announcing the addition of several executives to the management team. Norman Welsch joined the Company as Chief Financial Officer and Corporate Secretary; Kathryn Hill was promoted to Vice President of the Intelligence Division; and Troy Hartless joined the Company as Vice President of Sales and Marketing.

On November 19, 2002, the Company issued a press release announcing the appointment of Edwin Miller as President and Chief Executive Officer.

Item 2.  Description of Property

Throughout 2001 and during the first quarter of 2002, the Company leased 25,950 square feet of office space for its headquarters and operations in Fairfax, Virginia. In March 2001, the Company sublet 2,018 square feet of office space to a third party for the period of April 1, 2001 to July 31, 2003. Sublease payments cover the Company's costs for that space up to July 31, 2003. In March 2002, the Company and the property owner entered into an agreement whereby 8,185 square feet of office space was returned to the building owner effective April 2002. The end of the lease on the remaining office space, July 31, 2003, remained unchanged. Payments under the lease, net of approximately $28,000 of sublease payments received, were approximately $433,000 in 2002, and are expected to be approximately $242,000 in 2003. The Company is presently conducting lease negotiations for office space in the Northern Virginia area to replace the current expiring lease.

Item 3.  Legal Proceedings

The Company is presently not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4a.  Executive Officers

The following information relates to executive officers of the Company as of March 31, 2003.

      Name           Age                     Position
      ----           ---                     --------
Edwin A. Miller       33     President and Chief Executive Officer
Terry Anderson        56     Vice President, Government and Commercial Services
Troy Hartless         32     Vice President, Sales and Marketing
Kathryn P. Hill       68     Vice President, Intelligence
Laura L. Sullivan     31     Controller
Norman F. Welsch      55     Chief Financial Officer and Corporate Secretary
Noel F. Wolber        52     Chief Technology Officer

Mr. Edwin Miller joined Infodata in November 2002 as the President and CEO. Mr. Miller comes to Infodata from Ikimbo, Inc., where he served as the President and CEO. Prior to Ikimbo, Mr. Miller most recently served as President and COO of XML Solutions. As a Co-Founder and Vice President of Conducent Technologies, Inc., he held various positions in Technology, Finance and Accounting, and Sales and Marketing. Mr. Miller began his career with PSINet, where he served various roles in Sales, Marketing, International M&A, and Technology. Mr. Miller was awarded a BS degree in Management with a dual minor in German and French by Liberty University, and he received a MBA from the George Washington University.

Mr. Terry Anderson joined Infodata in 1995. Mr. Anderson has designed and managed numerous Documentum projects for a wide range of customers. Previously, Mr. Anderson managed software development projects at CACI and Automation Research Systems. Mr. Anderson managed his first automation project in 1975, and he has rich and varied background of experience with content management systems. Mr. Anderson is a Certified Project Management Professional, and he holds an MBA from Troy State University.

Mr. Troy Hartless joined Infodata in December 2002 as Vice President, Sales and Marketing. Mr. Hartless was previously Executive Vice President of Solutions Technology International, a software and services company providing reinsurance contract management and technical accounting solutions to the Insurance industry. Prior to Solution Technology International, Mr. Hartless served at Ikimbo as Senior Vice President, Operations, and formerly as Vice President, Product and Business Development. Prior to Ikimbo, Mr. Hartless was Sr. Director, Product Marketing and customer service at Conducent, Inc. Mr. Hartless also served for five years with Ericsson where he held various marketing and product management positions. Mr. Hartless earned his BS degree in business management from Liberty University.

Ms. Kathryn Hill joined Infodata in 1984 and serves as Vice President, Intelligence division. During her tenure at Infodata, Ms. Hill has served in various roles including technical consulting positions, Program Management, and head of Intelligence Division Operations. Ms. Hill's career has focused on providing content management solutions to the intelligence community. Prior to Infodata, Ms. Hill served in technical positions in the Research and Development divisions of Union Carbide Corporation and General Electric. Ms. Hill holds a Bachelor of Arts degree in Mathematics from Chestnut Hill College.

Ms. Laura Sullivan joined Infodata in December 2002 as Controller. Ms. Sullivan most recently served as Manager, Business Center Operations for Innovative Logistics Techniques, Inc., a privately held logistics firm. Prior to Innovative Logistics Techniques, Inc., Ms. Sullivan served as the Assistant Controller for CALIBRE Systems, Inc. for five years. Ms. Sullivan holds a Bachelor of Science degree in Accounting and Finance from Palm Beach Atlantic University and is currently pursuing her CPA.

Mr. Norman Welsch joined Infodata in January 2003 as Chief Financial Officer and Corporate Secretary. Mr. Welsch most recently served as CFO and Treasurer of Objective Interface Systems, Inc., a privately held embedded software solutions provider. Mr. Welsch previously served as Vice President and CFO of Netrix Corporation (NASDAQ), and Sr. VP and CFO of CBIS Federal, Inc. Prior to CBIS Federal, Inc., Mr. Welsch held various senior management positions with various high technology companies, including serving as Corporate Controller for C3, Inc. (NYSE). Mr. Welsch holds a BS in Accounting from Benjamin Franklin University and is a CPA.

Mr. Noel Wolber, Chief Technology Officer, joined the company in May of 1999. He has held previous positions as Vice President of Technology for Ziff-Davis Publishing, VP of Digital Image Systems at Computer Sciences Corporation, Vice President of Virginia Operations for Lockheed Integrated Solutions Co. and Vice President of Sales and Marketing for IA Corporation. He holds an undergraduate degree with concentrations in Chemistry and Philosophy from the University of Louisville and a Masters Degree from Harvard University.

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

The table below shows the range of closing sale prices for the Common Stock for the quarters indicated.

                                  2002                    2001
                             --------------          --------------
                             High      Low           High      Low
                             -----    -----          -----    -----
     First Quarter           $1.00    $0.15          $1.63    $0.75
     Second Quarter           0.40     0.09           1.88     1.00
     Third Quarter            0.20     0.10           1.66     0.57
     Fourth Quarter           0.45     0.13           0.88     0.52

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

As of March 18, 2003, there were approximately 654 record holders and 1,169 beneficial holders of the Company's Common Stock.

The following table sets forth information as of December 31, 2002, regarding the Company's equity compensation plans.

-------------------------------------------------------------------------------------------------
                               Equity Compensation Plan Information

                                                                          Number of securities
                        Number of securities                             remaining available for
                            to be issued         Weighted-average         future issuance under
                          upon exercise of       exercise price of      equity compensation plans
                        outstanding options,    outstanding options,      (excluding securities
  Plan category         warrants and rights     warrants and rights      reflected in column (a))
  -------------         --------------------    --------------------    -------------------------
                                (a)                     (b)                         (c)
Equity compensation
 plans approved by
 security holders            1,506,787                $1.283                      754,213

Equity compensation
 plans not approved
 by security holders                 -                     -                            -
                             ---------                ------                      -------

      Total                  1,506,787                $1.283                      754,213
                             =========                ======                      =======


Item 6.  Management's Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCT AND SERVICE SOLUTION OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

The Company provides its customers with complex information technology solutions in the area of content and document management, which includes content review, content assembly and publishing, content transformation, content security and content analytics. The Company provides software and integration solutions that assist regulated businesses and controlled government agencies in constructing or augmenting Enterprise Content Management (ECM) solutions. Revenues from licensing proprietary software products include AnnoDoc, Compose, Signet, Infodata Foundation Server, INQUIRE/Text software, WebINQUIRE, and their associated maintenance and support. Further, the Company offers specific vertical market solutions for life cycle management of content. The Company does this by delivering a software services layer that enhances the capabilities of content management systems. Revenues from third party products include software and hardware with some related services. The Company serves three markets with consistent product and service offerings: Commercial, Government, and the Intelligence Community.

The Company's revenues are derived from the sale of licenses for its proprietary content management products and related maintenance and support; and services, which include systems integration, consulting, and training surrounding the implementation of the Company's proprietary products and third-party products; and other professional and technical services. Revenues from license arrangements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from consulting and training are recognized when the services are performed and collectibility is deemed probable. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended. Revenue from consulting services is recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract.

For the year ended December 31, 2002, revenues from license fees and services accounted for approximately 20.5% and 74.1% of total revenues, respectively. During 2002, revenues derived from third party products represented 5.4% of total revenues. For the year ended December 31, 2001, revenues from license fees accounted for approximately 13.6%, and revenues from services accounted for approximately 75.1%, of total revenues, respectively. During 2001, revenues derived from third party products represented 11.3% of total revenues. For the year ended December 31, 2002, total revenues decreased by approximately 36.9% as compared to 2001.

Deferred revenue at December 31, 2002 was approximately $753,000, which was primarily related to software maintenance agreements. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. For the year ended December 31, 2002, the Company's maintenance revenue was derived primarily from support agreements for AnnoDoc, Compose, and INQUIRE/ Text.

The components of the Company's cost of revenue are dependent on the product or service. For services, the most significant item is the direct labor cost. Other cost components may include subcontractor costs, non-labor direct costs such as travel, and associated indirect costs (e.g., office rent, administration, etc.) allocated to the services engagement. Indirect costs are first allocated to indirect cost pools based on head count and square footage of office space. These aggregated pools are subsequently allocated to operating units and projects in proportion to direct labor costs. For third party products and associated maintenance, the cost of revenue includes the cost incurred by the Company to acquire the product/service, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs. Indirect costs are first allocated to indirect cost pools based on head count and square footage of office space. These aggregated pools are subsequently allocated to operating units and projects in proportion to direct labor costs. For license revenues, cost of revenue includes the shipping, delivery, packaging, production, direct labor of personnel involved in delivering the product, and any associated expenses involved with the installation of the product for the customer.

At December 31, 2002, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $13,096,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the Company's prior acquisition of AMBIA Corporation in 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance that the Company will be able to utilize a significant amount of its NOLs. Due to the uncertainty of the Company's future taxable income against which the NOLs may be utilized, a full valuation allowance has been established with respect to the NOLs as a deferred tax asset.

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. government intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit as of December 31, 2001 was approximately $199,000, including approximately $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract was amortized over 18 months and as of December 31, 2002, the Company had fully amortized that amount.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond its control. These factors include the demand for the Company's services and proprietary products, the level of product and price competition; the length of the consulting services sales cycle; the delay or deferral of customer implementation; the success of the direct and indirect sales force and the Company's channel partners; the mix of products and services sold; the timing of hiring of new employees and/or consultants; the ability of the Company to control costs; and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

Significant Estimates and Critical Accounting Policies

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. The following is a summary of the Company's most critical accounting policies and significant estimates used in the preparation of the consolidated financial statements.

Revenue Recognition - Long-Term Contracts

A portion of the Company's revenues is derived primarily from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

Software Revenue Recognition

The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Deferred Tax Assets

The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that the deferred tax assets may be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND
2001

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

The Company has changed its reportable business segments as a result of the change in management, which occurred in the fourth quarter of 2002. The Company's new management team is focused on selling solutions to Commercial, Government, and Intelligence Community customers, with sales and marketing efforts focused on providing solutions in and around content review, content assembly and publishing, content security, content transformation, and content analytics within these business units. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products, and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the year ended December 31, 2002, total revenue decreased by approximately $5,723,000, or 36.9%, to approximately $9,802,000, down from approximately $15,525,000 for the year ended December 31, 2001. Revenues for each period consisted of the following:

                                    Revenues
                           for the Twelve Months Ended
                          (Dollar Amounts in Thousands)

                               December 31,     December 31,       Increase
                                   2002             2001         (Decrease) %
                               ------------     ------------     ------------
                 Commercial
                 ----------
                   Services      $ 1,300          $  1,965          (33.9)%
               License fees        1,854             1,971           (5.9)%
       Third party products            -               159         (100.0)%
                             ------------------------------------------------
  Total Commercial Revenues      $ 3,154          $  4,095          (23.0)%
                             ================================================

                 Government
                 ----------
                   Services      $ 1,317          $  1,538          (14.3)%
               License fees          158               108           46.5 %
       Third party products          441             1,393          (68.4)%
                             ------------------------------------------------
  Total Government Revenues      $ 1,916          $  3,039          (36.9)%
                             ================================================

               Intelligence
               ------------
                   Services      $ 4,645          $  8,154          (43.0)%
               License fees            -                33         (100.0)%
       Third party products           87               204          (57.5)%
                             ------------------------------------------------
Total Intelligence Revenues      $ 4,732          $  8,391          (43.6)%
                             ================================================
             Total Revenues      $ 9,802          $ 15,525          (36.9)%
                             ================================================


For the year ended December 31, 2002, total revenues for the Commercial segment were approximately $3,154,000, a decrease of approximately $941,000, or 23.0%, from total revenues of approximately $4,095,000 for the year ended December 31, 2001. The decrease was primarily the result of the completion of two large commercial services contracts in 2001 that were not replaced by new business.

In the Government segment, total revenues were approximately $1,916,000 for the year ended December 31, 2002, a decrease of approximately $1,123,000, or 36.9%, from total revenues of approximately $3,039,000 for the year ended December 31, 2001. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products.

For the year ended December 31, 2002, total revenues for the Intelligence segment were approximately $4,732,000, a decrease of approximately $3,659,000, or 43.6%, from total revenues of approximately $8,391,000 for the year ended December 31, 2001. The decrease was primarily related to the termination of the Company's largest contract by a U.S. Government Agency. One U.S. Government intelligence customer accounted for approximately $3,244,000, or 33.1%, of the Company's 2002 revenues, and approximately $ 6,429,000, or 41.4%, of the Company's 2001 revenues. On March 1, 2002, the major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. During the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, this contract accounted for approximately $1,319,000, $502,000, and $47,000 of revenues, respectively, or approximately $1,868,000, or 19.1%, of total revenues for the year ended December 31, 2002. On April 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer commenced, and for the quarters ended June 30, 2002, September 30, 2002, and December 31, 2002, accounted for approximately $380,000, $492,000, and $503,000 of revenues, respectively, or approximately $1,375,000, or 14.0%, of total revenues for the year ended December 31, 2002.

Gross Profit

Gross profit for the year ended December 31, 2002 increased by approximately $368,000, or 11.0%, to approximately $3,709,000, from approximately $3,341,000 for the year ended December 31, 2001. The gross margin was 37.8% and 21.5% for the years ended December 31, 2002 and 2001, respectively. This year over year increase in gross margin of approximately 16.3% despite a significant decrease in revenues was primarily the result of the reduction and control of operating expenses after the termination of the Company's largest Intelligence contract, combined with the significant reduction of third party product sales which generate nominal margin.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2002 increased approximately $244,000, or 50.1%, to approximately $731,000, up from approximately $487,000 for the year ended December 31, 2001. The overall increase was due to the Company's decision to increase spending for the development and enhancement of new and existing proprietary software products.

Selling, General and Administrative Expenses

For the year ended December 31, 2002, Selling, general and administrative expenses were approximately $2,267,000, a decrease of approximately $1,769,000, or 43.8%, from approximately $4,036,000 for the year ended December 31, 2001. The decrease was primarily due to reductions in selling, general and administrative personnel costs, rent expense, and other expenditures during 2002.

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

Interest Income and Expense

For the year ended December 31, 2002, Interest income decreased approximately $41,000 to approximately $11,000, from approximately $52,000 for the year ended December 31, 2001. The decrease was due to lower balances in short-term investments during the year ended December 31, 2002, as well as lower interest rates applied to cash and cash equivalent balances throughout the year.

For the year ended December 31, 2002, Interest expense decreased approximately $54,000 to approximately $34,000, from approximately $88,000 for the year ended December 31, 2001. The decrease was due to lower credit facility balances during 2002, and approximately $34,000 in late fees incurred in 2001 that were not incurred in 2002.

Liquidity and Capital Resources

At December 31, 2002, the Company had cash and cash equivalents of approximately $1,298,000 and net working capital of approximately $1,562,000. At December 31, 2001, the Company had cash and cash equivalents of approximately $1,002,000 and net working capital of approximately $741,000. The 2002 increase in cash and cash equivalents of approximately $296,000 and in working capital of approximately $821,000 was primarily the result the of the Company's return to sustained profitability beginning in the second quarter combined with the reduction and control of operating expenses. As of March 14, 2003 the Company had cash and cash equivalents of approximately $1,394,000.

On June 3, 2002, the Company entered into a one-year Assignment and Transfer of Receivables Agreement (the "Agreement") to assign its eligible receivables to Commerce Funding Corporation ("CFC") up to $1,000,000. Pursuant to the terms of the Agreement, CFC has sole discretion in determining the receivables that are eligible for assignment, and the Agreement is collateralized by a security interest in all receivables owned or thereafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash maintained by the Company with any bank or financial institution. The Agreement may be terminated by either party at any time, by giving a thirty-day written notice to the other party. CFC may terminate the Agreement at any time if the Company commits any event of default. Interest under the Agreement is to be paid semi-monthly at Prime +1.75 percentage points, in addition to processing fees of ..65% of gross invoice amounts for the first thirty days a receivable is assigned. The Company is required to pay a minimum charge of approximately $2,000 per month for interest and processing fees, which is deductible from the actual interest and processing fees due for the month. As of December 31, 2002, the Company had outstanding borrowings under the Agreement of approximately $55,000.

The Company previously had a working capital line of credit with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") collateralized by accounts receivable, equipment, and other intangibles, that expired on April 30, 2001, thus accelerating all amounts due under this line of credit. As of December 31, 2001, the Company had outstanding borrowings of approximately $616,000. As of May 30, 2002, the Company had fully repaid all amounts outstanding under the line of credit with Merrill Lynch.

For the year ended December 31, 2002, net cash provided by operating activities was approximately $972,000, which was primarily the result of the Company's net income of approximately $688,000. For the year ended December 31, 2001, net cash used by operations was approximately $816,000, which was primarily attributable to the Company's operating loss of approximately $1,182,000 for the year, which was partially offset by the collection of a related party receivable of approximately $289,000 from Claria Corporation. For the year ended December 31, 2002, net cash used in financing activities was approximately $550,000, which was primarily used for repayment of the outstanding balance on the Merrill Lynch line of credit. For the year ended December 31, 2001, net cash provided by investing activities was approximately $1,569,000, which was primarily the result of proceeds from the sale of the Company's investment in Buckaroo.com, Inc. of approximately $1,092,000 combined with net proceeds from the maturity of investments of approximately $500,000.

The Company's continuation as a going concern is dependent on, among other things, its ability to remain profitable and control expenses, and meet its 2003 budgeted cash flow projections. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the general market acceptance of the Company's proprietary products and services, the growth of the Company's marketing channels, the technological advances and activities of competitors, and other factors.

The Company has had a history of operating and cash flow losses. Management has taken a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. As a result of these efforts, the Company had three consecutive profitable quarters during 2002. Additionally, management was able to obtain receivable financing for working capital requirements. Management believes that existing cash, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2003.

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

At a meeting of the Company's shareholders held on March 1, 2002, the shareholders of the Company approved the Agreement of Merger. However, consummation of the Merger was delayed after its major U.S. Government intelligence customer notified the Company that the scope of a large contract (the "Customer Contract"), which accounted for approximately 40% of the Company's revenue in 2001, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 99% award fee rating on its performance, the terms of the Customer Contract provide the government customer the right to change the scope of its services engagement, which right is typical in virtually all government contracts.

In January 2002, pursuant to the terms of the Agreement of Merger, the Company's Board of Directors adopted a resolution to suspend the 1997 Employee Stock Purchase Plan during the first quarter of 2002 and to subsequently terminate it upon the consummation of the Merger.

On April 19, 2002, the Company received a notice from SAIC terminating its proposed acquisition of the Company pursuant to the Agreement of Merger. As per the Agreement of Merger, the Company may be required to pay a termination fee of $50,000 to SAIC under certain specific conditions. Management does not believe that these conditions exist, and has been advised orally that SAIC does not intend to pursue the termination fee, and accordingly, this amount has not been accrued for in the accompanying consolidated financial statements.

Settlement Related to Termination of Government Contract

On April 26, 2002, the Company submitted a settlement proposal to a U.S. Government Agency client in an effort to recover termination costs. On April 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. The Company has subsequently received all balances due under the contract.

As a result of the termination of the Customer contract, the Company has taken certain steps to control its expenses, including reducing the number of its employees, and reducing rent expense and expenditures in other areas.

Termination of Chief Executive Officer

On May 20, 2002, the Company's President and Chief Executive Officer, Stephen Samowich, left the Company. On August 2, 2002, Mr. Samowich agreed to a lump-sum severance payment of approximately $109,000, which was paid and expensed by the Company in the quarter ended September 30, 2002.

On August 8, 2002, Harry Kaplowitz, who was then serving as Executive Vice President of the Company in charge of its Intelligence business, was appointed President and Chief Executive Officer. However, Mr. Kaplowitz and the Company's Board of Directors were unable to agree on the terms of an employment agreement. On September 4, 2002, Mr. Kaplowitz resumed his position as Executive Vice President and assumed an expanded role including all commercial and government IT consulting operations in addition to the Intelligence business. On February 9, 2003 Mr. Kaplowitz resigned to accept an executive position at another company.

On September 4, 2002, Richard T. Bueschel, the chairman of the Board of Directors, was appointed acting Chief Executive Officer of the Company, until November 15, 2002, at which time Edwin A. Miller was appointed President and Chief Executive Officer.

Employment Agreement

On November 19, 2002, Edwin A. Miller joined the Company as President and Chief Executive Officer, and was subsequently elected a Director. Pursuant to the terms of his employment agreement dated as of November 15, 2002, Mr. Miller receives an annual salary of $180,000, and a cash incentive bonus of $120,000 if the Company's achieves certain performance criteria as approved by the Board of Directors. Mr. Miller was issued 100,000 shares of restricted common stock of the Company and granted an incentive stock option to purchase 150,000 shares of common stock, which vests over a three-year period. The employment agreement provides that in the event Mr. Miller is terminated without cause, he is to receive a minimum lump-sum severance payment of six weeks of salary, up to a maximum severance payment of six months of salary, depending on his term of employment with the Company at the point of termination.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. No audits have been completed for any periods commencing after 1998. In January 2003, the audit commenced for the years 1999 - 2001 and is still ongoing. In the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

The Company has been notified by the Department of Labor that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan year ended December 31, 2000, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements to be issued no later than October 15, 2001. The Audit Committee is evaluating bids received from two independent accounting firms. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements.

On April 19, 2002, the Company received a notice from Science Applications International Corporation ("SAIC") terminating its proposed acquisition of the Company pursuant to the Agreement of Merger. As per the Agreement of Merger, the Company may be required to pay a termination fee of $50,000 to SAIC under certain specific conditions. Management does not believe that these conditions exist, and has been advised orally by SAIC that it does not intend to pursue the termination fee, and accordingly, this amount has not been accrued for in the accompanying consolidated financial statements.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 5, 2002, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission, stating that effective as of December 5, 2002, the Company dismissed its prior certifying accountants, PricewaterhouseCoopers LLP and retained as its new certifying accountants, Grant Thornton LLP. For the year ended December 31, 2001, the report by PricewaterhouseCoopers LLP contained an explanatory paragraph relating to the Company's ability to continue as a going concern. During the Company's two most recent years, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Upon receipt of approval of the Audit Committee of the Company's Board of Directors, the Company engaged Grant Thornton LLP. During the Company's two most recent years, and during any subsequent period through December 5, 2002, the Company did not consult with Grant Thornton LLP on any accounting or auditing issues.

The Company has authorized PricewaterhouseCoopers LLP to respond fully to any inquiries by Grant Thornton LLP concerning the above.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 9 relating to the Company's directors is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4a of this Form 10-KSB.

Item 10.  Executive Compensation

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Certain Relationships and Related Transactions

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Exhibits, List and Reports on Form 8-K

     (a) Financial Statements. The financial statements and exhibits required by Item 7 and this Item 13 of Form 10-KSB are listed below.

          Index to Consolidated Financial Statements:                     Page
                                                                         -----
          Reports of Independent Accountants - Grant Thornton LLP
           and PricewaterhouseCoopers LLP............................... 21-22

          Consolidated Statements of Operations - for the years ended
           December 31, 2002 and 2001...................................    23

          Consolidated Balance Sheets - December 31, 2002 and 2001...... 24-25

          Consolidated Statements of Shareholders' Equity - for the

           years ended December 31, 2002 and 2001.......................    26

          Consolidated Statements of Cash Flows for the years ended
           December 31, 2002 and 2001...................................    27

          Notes to Consolidated Financial Statements - December 31,
           2002 and 2001................................................ 28-40

(b)  Reports on Form 8-K

On December 5, 2002, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission, stating that effective as of December 5, 2002, the Company dismissed its prior certifying accountants, PricewaterhouseCoopers LLP and retained as its new certifying accountants, Grant Thornton LLP. For the year ended December 31, 2001, the report by PricewaterhouseCoopers LLP contained an explanatory paragraph relating to the Company's ability to continue as a going concern. During the Company's two most recent years, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Upon receipt of approval of the Audit Committee of the Company's Board of Directors, the Company engaged Grant Thornton LLP. During the Company's two most recent years, and during any subsequent period through December 5, 2002, the Company did not consult with Grant Thornton LLP on any accounting or auditing issues.

The Company has authorized PricewaterhouseCoopers LLP to respond fully to any inquiries by Grant Thornton LLP concerning the above.

Item 14.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) and 15(d) under the Securities Exchange Act of
1934). As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Infodata Systems Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Infodata Systems Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infodata Systems Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP
Vienna, VA
March 14, 2003

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Infodata Systems Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Infodata Systems Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements which appear in the Infodata Systems Inc. Annual Report on Form 10-KSB/A for the year ended December 31, 2001, the Company has suffered recurring losses from operations and its credit facility expired on April 30, 2001 accelerating all amounts due under the line that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ PricewaterhouseCoopers LLP
McLean, Virginia
April 5, 2002

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                 Year Ended
                                                                December 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Revenue...................................................  $ 9,802    $15,525

Cost of revenue...........................................    6,093     12,184
                                                            -------    -------

   Gross profit...........................................    3,709      3,341
                                                            -------    -------

Operating expenses:
   Research and development...............................      731        487
   Selling, general and administrative....................    2,267      4,036
                                                            -------    -------

                                                              2,998      4,523
                                                            -------    -------

   Operating profit (loss)................................      711     (1,182)

Gain on sale of investment................................        -      1,068

Interest income...........................................       11         52
Interest expense..........................................      (34)       (88)
                                                            -------    -------

Income (loss) before income taxes.........................  $   688    $  (150)

Provision for income taxes................................        -          -
                                                            -------    -------

Net income (loss) ........................................  $   688    $  (150)
                                                            =======    =======

Net income (loss) per share - basic.......................  $   .14    $  (.03)
                                                            =======    =======

Net income (loss) per share - diluted.....................  $   .13    $  (.03)
                                                            =======    =======

Weighted average shares outstanding - basic ..............    4,835      4,749
                                                            =======    =======

Weighted average shares outstanding - diluted ............    4,965      4,749
                                                            =======    =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

Assets
------                                                         December 31,
                                                            ------------------
                                                              2002       2001
                                                            -------    -------
Current assets:

   Cash and cash equivalents..............................  $ 1,298    $ 1,002

   Certificates of deposit ...............................      100          -

   Accounts receivable, net of allowance of
    $38 in 2002 and $35 in 2001...........................    1,806      2,994

   Prepaid expenses and other current assets..............       64        447
                                                            -------    -------

       Total current assets...............................    3,268      4,443
                                                            -------    -------

Property and equipment, net ..............................       79        185

Other assets..............................................       20         20
                                                            -------    -------

Total assets..............................................  $ 3,367    $ 4,648
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Continued)
                 (In thousands, except share and per share data)

Liabilities and Shareholders' Equity
------                                                         December 31,
                                                          ---------------------
                                                             2002        2001
                                                          ---------   ---------
Current liabilities:
   Line of credit                                         $     55    $    616
   Accounts payable                                             91       1,223
   Accrued expenses                                            806       1,116
   Deferred revenue                                            753         747
                                                          --------    --------

       Total current liabilities                             1,705       3,702
                                                          --------    --------

Commitments and contingencies (Note 8)

Shareholders' equity:

   Preferred stock, $1.00 par value, 340,000
    shares authorized, none issued and outstanding               -           -

   Common stock, $.03 par value, 12,000,000
    shares authorized; 4,986,572 and 4,794,140
    shares issued and outstanding in 2002 and
    2001, respectively                                         148         142

   Additional paid-in capital                               20,243      20,221

   Accumulated deficit                                     (18,729)    (19,417)
                                                          --------    --------

Total shareholders' equity                                   1,662         946
                                                          --------    --------

Total liabilities and shareholders' equity                $  3,367    $  4,648
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

                                  INFODATA SYSTEMS INC. AND SUBSIDIARIES
                             Consolidated Statements of Shareholders' Equity
                                    (In thousands, except share data)


                                                               Additional                       Total
                                            Common Stock        Paid-In      Accumulated    Shareholders'
                                          Shares     Amount     Capital        Deficit         Equity
                                        ---------    ------    ----------    -----------    -------------

Balance at December 31, 2000.....       4,705,174     $ 141     $ 20,161      $ (19,267)      $ 1,035

Employee stock purchase plan.....          75,632         1           40             --            41

Earthsat acquisition.............          13,334        --           20             --            20

Net loss.........................              --        --           --           (150)         (150)
                                        ---------     -----     --------      ---------       -------

Balance at December 31, 2001.....       4,794,140     $ 142     $ 20,221      $ (19,417)      $   946

Employee stock purchase plan.....           8,317         1           --             --             1

Stock Option Exercise............          84,115         2            8             --            10

Stock Grant......................         100,000         3           14             --            17

Net income.......................              --        --           --            688           688
                                        ---------     -----     --------      ---------       -------

Balance at December 31, 2002.....       4,986,572     $ 148     $ 20,243      $ (18,729)      $ 1,662
                                        =========     =====     ========      =========       =======


         The accompanying notes are an integral part of these consolidated financial statements.

                              INFODATA SYSTEMS INC.
                    Consolidated Statements of Cash Flows...
                                 (In thousands)

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                                2002      2001
                                                              --------  --------
Cash Flows From Operating Activities:
   Net income (loss) .......................................  $   688   $  (150)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Stock based compensation expense......................       17         -
      Gain on sale of investment ...........................        -    (1,068)
      Depreciation and amortization.........................      131       147
      Goodwill and other intangible amortization............        -       117
      Accrued interest on line of credit....................        -         7
      Provision for doubtful accounts ......................      (10)      (11)
      Payments received on related party receivable.........        -       289
      Discount on related party receivable .................        -        13
      Changes in operating assets and liabilities
      Accounts receivable...................................    1,198      (400)
      Prepaid expenses and other assets.....................      383      (345)
      Accounts payable .....................................   (1,132)      635
      Accrued expenses......................................     (309)     (207)
      Deferred revenue......................................        6       157
                                                              -------   -------
         Net cash provided (used) by operating
          activities........................................      972      (816)
                                                              -------   -------

Cash Flows From Investing Activities:
      Purchases of property and equipment...................      (26)      (28)
      Purchases of short-term investments...................     (100)     (200)
      Proceeds from sale of investment......................        -     1,092
      Business acquisition costs............................        -         5
      Proceeds from maturity of short-term
       investments..........................................        -       700
                                                              -------   -------
         Net cash provided (used) by investing
          activities........................................     (126)    1,569
                                                              -------   -------

Cash Flows From Financing Activities:
      Net repayments under short-term debt                       (561)     (113)
      Issuance of common stock .............................       11        41
                                                              -------   -------
         Net cash used by financing activities..............     (550)      (72)
                                                              -------   -------

Net increase in cash and cash equivalents...................      296       681
Cash and cash equivalents at beginning of period............    1,002       321
                                                              -------   -------

Cash and cash equivalents at end of period..................  $ 1,298   $ 1,002
                                                              =======   =======


                     The accompanying notes are an integral
                part of these consolidated financial statements.

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company, a Virginia corporation, is an information technology solutions firm that designs, develops and implements content and document management solutions for Commercial, Government, and Intelligence Community clients. The Company provides its customers with complex information technology solutions in the area of content and document management, which include content review, content assembly and publishing, content transformation, content security and content analytics. The Company provides enterprise software and integration solutions that assist regulated businesses and controlled government agencies in constructing or augmenting Enterprise Content Management (ECM) solutions. Revenues are derived from licensing proprietary software products and their associated maintenance and support, from services providing specific vertical market solutions in the content management space for the management of the full life cycle of content, and from sales of third party products.

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

Revenue Recognition

The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts is recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

Revenue from government customers represented 67.8% of revenue in 2002 and 73.6% in 2001. Revenue from one U.S. Government intelligence customer accounted for 33.1% of the Company's 2002 revenue, and 41.4% of the Company's 2001 revenue. Revenue from non-U.S. customers totaled approximately $212,000 and $263,000 for the years ended December 31, 2002 and 2001, respectively.

Stock Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The following table presents pro forma net income (loss) and per share amounts as if the fair value method had been applied to employee stock options granted

                                                      2002           2001
                                                      ----           ----
Net income (loss) as reported..................     $688,000      $(150,000)

Pro forma compensation expense.................      (71,000)      (380,000)
                                                    --------      ---------
Pro forma net income (loss) ...................     $617,000      $(530,000)
                                                    ========      =========

Net income (loss) per share:
                                                      2002           2001
                                                      ----           ----
Basic, as reported.............................       $.14          $(.03)
Diluted, as reported...........................       $.13          $(.03)
Basic, pro forma...............................       $.13          $(.11)
Diluted, pro forma.............................       $.12          $(.11)

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

Certificates of Deposit

In addition to cash equivalents, the Company invests in certificates of deposit bearing interest of 3.02% and maturing within one year.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest totaled approximately $34,000 and $102,00 in the years ended December 31, 2002 and 2001, respectively.

                                                                 Year Ended
                                                                December 31,
                                                              ----------------
                                                              2002        2001
                                                              ----        ----
Non-cash investing and financing activities:
Business acquisition in exchange for common stock..........   $  -      $20,000

Property and Equipment

Property and equipment is depreciated using the straight-line method. Depreciation on equipment and furniture is computed using the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Accelerated methods are used for tax purposes.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Software Development Costs

Development costs relating to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." There were no software development costs capitalized for the years ended December 31, 2002 and 2001 as the costs incurred between technological feasibility and general availability were not significant.

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of SFAS 141 will be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill is no longer required to be amortized but is required to be tested for impairment at least annually at the reporting unit level. Additionally, goodwill should be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations since goodwill from previous acquisitions had been fully amortized in prior years.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is recorded to reduce tax assets to an amount in which realization is more likely than not.

The Company has recorded a full valuation allowance against its deferred tax assets. In the event the Company determines that the deferred tax assets may be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

Due to the loss in 2001, the effect of options and warrants as disclosed in Note 7 has not been considered in dilutive earnings per share for 2001, as inclusion of such options and warrants would have had an antidilutive impact.

The following table reconciles the basic and fully diluted shares used to compute earnings per share data:

                                                                   Year Ended
                                                                  December 31,
                                                                 --------------
                                                                  2002     2001
                                                                 -----    -----
Denominator for basic earnings per share,
 weighted average shares                                         4,835    4,749
Employee stock options                                             130        -
                                                                 -----    -----
Denominator for diluted earnings per share,
 weighted average shares                                         4,965    4,749
                                                                 =====    =====


Significant Customers

The Company's largest customer is the federal government. Therefore the Company has a concentration of credit risk associated with its accounts receivable. The Company does not believe the likelihood of a loss arising from such concentration is significant. The Company performs ongoing credit evaluations on its commercial customers.

Sales to U.S. government agencies totaled approximately $6,648,000 and $11,426,000 in 2002 and 2001, respectively. As of December 31, 2002 and 2001, accounts receivable due from U.S. government agencies were approximately $679,000 and $1,585,000, respectively.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), during 1998. SFAS 131 replaces the "industry segment" approach with the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. The Company is managed along three business segments, the Commercial, Government, and Intelligence business units.

Comprehensive Income

The Company does not have any components of comprehensive income other than Net income (loss).

Reclassifications

Certain amounts for 2001 have been reclassified to conform to the current period's presentation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The provisions of this statement are effective for fiscal year 2003.The Company does not believe there will be a material effect from the adoption of this standard.

In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this standard.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after January 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2. Operations

The Company has had a history of operating and cash flow losses. Management has taken a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. As a result of these efforts, the Company had three consecutive profitable quarters during 2002. Additionally, management was able to obtain receivable financing for working capital requirements. Management believes that existing cash, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2003.

NOTE 3. Accounts Receivable

Accounts receivable consist of the following:
                                                              December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
U.S. government:
    Amounts billed.................................    $  678,000    $1,585,000
    Recoverable costs and accrued profit
    on progress completed but not billed...........       176,000       456,000
                                                       ----------    ----------
                                                          854,000     2,041,000
                                                       ----------    ----------
Commercial customers:
    Amounts billed.................................       304,000       792,000
    Recoverable costs and accrued profit
    on progress completed but not billed...........       686,000       196,000
                                                       ----------    ----------
                                                          990,000       988,000
                                                       ----------    ----------
Less allowance for doubtful accounts...............       (38,000)      (35,000)
                                                       ----------    ----------
        Total......................................    $1,806,000    $2,994,000
                                                       ==========    ==========


NOTE 4.  Property and Equipment

Property and equipment consisted of:

                                          Estimated            December 31,
                                         Useful Life      ---------------------
                                          in Years          2002         2001
                                         -----------      --------     --------

Furniture and fixtures                         7          $ 24,000     $ 24,000
     Computer equipment/software               3           439,000      414,000
     Leasehold improvements                  3 - 5          80,000       80,000
                                                          --------     --------
               Total                                       543,000      518,000
     Less:  Accumulated depreciation                      (464,000)    (333,000)
                                                          --------     --------
                                                          $ 79,000     $185,000
                                                          ========     ========

Depreciation and amortization expense for the years ended December 31, 2002 and 2001, were approximately $131,000 and $147,000, respectively. During 2001, the Company identified property and equipment with a gross cost of approximately $2,813,000 that was fully depreciated and not in use. Accordingly, the Company has removed such amounts from its accounts.

NOTE 5.  Income Taxes

At December 31, 2002, the Company had approximately $13,096,000 in net operating loss carryforwards for income tax reporting purposes. Net operating loss carryforwards of approximately $1,090,000 expired unused in 2001. In addition, at December 31, 2002, the Company had approximately $157,000 in general business tax credit carryforwards that begin to expire in 2017.

The actual income tax expense attributable to pretax income for the years ended December 31, 2002, and December 31, 2001, respectively, differed from the amounts computed by applying the Federal statutory rate of 34% as a result of the following:
                                                            2002         2001
                                                          --------     ---------
Tax at statutory rate...........................          $261,000     $(51,000)
Change in valuation allowance...................          (294,000)    (685,000)
Nondeductible amortization......................                 -            -
Other...........................................            33,000      736,000
                                                          --------     --------
                                                          $      -     $      -
                                                          ========     ========

 The significant components of net deferred tax assets are as follows as of December 31, 2002 and 2001:

                                                          2002          2001
                                                       ----------    ----------
Deferred tax assets:
   Net operating loss carryforward..................   $5,364,000    $5,145,000
   General business tax credit and research and
    development tax credits carryforward............      157,000       188,000
   Other............................................            -       482,000
                                                       ----------    ----------
Valuation allowance ................................   (5,521,000)   (5,815,000)
                                                       ----------    ----------
Net deferred tax asset .............................   $        -    $        -
                                                       ==========    ==========

Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the tax effect of the net operating loss and general business tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset. A full valuation allowance has been recorded against the reserve because management could not conclude more likely than not that the benefit of such asset would be realized in future periods.

NOTE 6. Short-term Debt

On June 3, 2002, the Company entered into a one-year Assignment and Transfer of Receivables Agreement (the "Agreement") to assign its eligible receivables to Commerce Funding Corporation ("CFC") up to $1,000,000. Pursuant to the terms of the Agreement, CFC has sole discretion in determining the receivables that are eligible for assignment, and the Agreement is collateralized by a security interest in all receivables owned or thereafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash maintained by the Company with any bank or financial institution. The Agreement may be terminated by either party at their discretion and at any time by giving a thirty -day written notice to the other party. CFC may terminate the Agreement at any time if the Company commits any event of default. Interest under the Agreement is to be paid semi-monthly at Prime +1.75 percentage points, in addition to processing fees of .65% of gross invoice amounts for the first thirty days a receivable is assigned. The Company is required to pay a minimum charge of approximately $2,000 per month for interest and processing fees, which is deductible from the actual interest and processing fees due for the month. As of December 31, 2002, the Company had outstanding borrowings under the Agreement of approximately $55,000.

The Company previously had a working capital line of credit with Merrill Lynch Business Financial Services Inc. ("Merrill Lynch") collateralized by accounts receivable, equipment, and other intangibles, that expired on April 30, 2001, thus accelerating all amounts due under this line of credit. As of December 31, 2001, the Company had outstanding borrowings of approximately $616,000. As of May 30, 2002, the Company had fully repaid all amounts outstanding under the line of credit with Merrill Lynch.

NOTE 7.  Stock Options and Warrants

In April 1995, the Company's shareholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which (i) consolidated the Company's 1991 Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan and (ii) provided for the automatic grant of stock options to the members of the Compensation Committee of the Company's Board of Directors. A total of 2,261,000 shares of Common Stock have been authorized and reserved for issuance under the 1995 Plan at exercise prices which will not be less than 100% of the fair market value of the underlying shares on the date of grant of the option. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under either the 1991 Incentive Stock Option Plan or the 1992 Non-Qualified Stock Option Plan. Options originally granted under the 1995 Plan are exercisable until the earlier of ten years from the date of grant or one month after termination of employment.

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

As of December 31, 2002, the Company had reserved a total of approximately 754,000 shares of Common Stock for future issuance upon the exercise of future grants of stock options under the 1995 Plan.

A summary of option activity under the 1995 Plan and the former AMBIA Equity Incentive Plan is presented below:

                                                                            Weighted Average
                                              Number of     Option Price      Option Price
                                                Shares       Per Share         Per Share
                                              ---------    --------------   ----------------

Outstanding at December 31, 2000............  1,500,429    $0.563-$11.000         $3.081
   Granted..................................    303,998     $0.630-$1.655         $0.949
                                                   -              -                 -
Exercised................................
   Expired/Canceled.........................   (426,713)    $0.630-$7.380         $3.069
                                              ---------    --------------         ------
Outstanding at December 31, 2001............  1,377,714    $0.563-$11.000         $2.614
                                              ---------    --------------         ------
   Granted..................................    791,796     $0.120-$0.385         $0.134
                                                (84,115)       $0.120             $0.120
Exercised................................
   Expired/Canceled.........................   (578,608)    $0.120-$11.00         $3.051
                                              ---------    --------------         ------
Outstanding at December 31, 2002............  1,506,787     $0.120-$5.438         $1.283
                                              ---------    --------------         ------
Exercisable at December 31, 2002                960,433     $0.120-$5.438         $1.723
                                              ---------    --------------         ------

       Outstanding and Exercisable by Price Range as of December 31, 2002

                                  Options Outstanding      Options Exercisable
                                 ----------------------   ----------------------
                                  Weighted
                      Number       Average     Weighted     Number      Weighted
                   Outstanding    Remaining    Average    Exercisable   Average
    Range of          as of      Contractual   Exercise      as of      Exercise
Exercise Prices      12/31/02       Life        Price      12/31/02      Price
----------------   -----------   -----------   --------   -----------   --------
$0.1200  $0.1200      422,681       9.58        $0.120      113,181      $0.120
$0.1400  $0.5625      229,500       9.82        $0.172       94,250      $0.170
$0.6300  $0.8400      115,373        8.1        $0.720       85,283      $0.739
$1.0630  $1.0630      214,372       4.39        $1.063      193,074      $1.063
$1.6875  $2.1250      228,700       4.84        $1.841      207,444      $1.834
$2.2000  $4.7500      231,537       5.18        $3.148      222,337      $3.151
$5.1250  $5.3755       30,500       7.13        $5.228       20,970      $5.228
$5.4375  $5.4375       34,124       7.05        $5.438       23,894      $5.438
                    ---------       ----        ------      -------      ------
                    1,506,787       7.37        $1.283      960,433      $1.723

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

                                                            2002        2001
                                                         ---------   ----------
     Net income (loss) as reported..................     $688,000    $(150,000)

     Pro forma compensation expense.................      (71,000)    (380,000)
                                                         --------    ---------
     Pro forma net income (loss) ...................     $617,000    $(530,000)


Net income (loss) per share:
                                                            2002        2001
                                                         ---------   ----------
     Basic, as reported.............................        $.14       $(.03)
     Diluted, as reported...........................        $.13       $(.03)
     Basic, pro forma ..............................        $.13       $(.11)
     Diluted, pro forma.............................        $.12       $(.11)

The weighted average fair value of options granted in 2002 and 2001 was $0.11 and $0.60, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001: no dividend yield and expected life of five years, and expected volatility of 199% and 126% for 2002 and 2001, respectively. The risk-free interest rate for the years ended December 31, 2002 and 2001 was 3.82% and 4.78%, respectively.

From time to time, the Company may be required to grant stock options as partial or complete remuneration for services it receives. The value of such options is measured at the fair value of the options granted or service rendered, whichever is more readily available. The Company grants such options outside the scope of its formalized 1995 Plan. As of December 31,

2002 and 2001, fully vested options to purchase a total of 660,000 shares and 260,000 shares, respectively, at fair market value as of the date of grant had been granted outside the scope of the 1995 Plan and were outstanding.

In October 2000, the Company issued a fully vested non-forfeitable warrant to an investment banking firm with an estimated fair value of $55,000 to purchase 100,000 shares of Common Stock through October 2005 at an exercise price of $1.68 per share in exchange for certain investment banking services. As of December 31, 2002, these warrants had not been exercised.

NOTE 8.  Commitments and Contingencies

Operating Leases

The Company has entered into a lease for its corporate headquarters facility in Fairfax, Virginia that expires on July 31, 2003.

In March 2001, the Company sublet 2,018 square feet of office space in its Fairfax, Virginia headquarters to a third party for the period of April 1, 2001 to July 31, 2003. Sublease payments cover the Company's costs for that space up to July 31, 2003.

Future minimum lease payments under non-cancelable leases as of December 31, 2002 are approximately $242,000.

Rent expense charged to operations for the years ended December 31, 2002 and 2001 amounted to approximately $433,000 and $722,000, respectively.

Employment Agreement

In November 2002, the Company entered into an employment agreement with its President and Chief Executive Officer. In addition to receiving a base salary and other incentives, the President was issued 100,000 shares of common stock valued at approximately $17,000, as well as options to purchase an additional 150,000 shares of the Company's common stock, vesting over a three year period. The exercise price of such options was equal to the fair market value of the Company's common stock at the date of grant.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. No audits have been completed for any periods commencing after 1998. In January 2003, the audit commenced for the years 1999 - 2001 and is still ongoing. In the opinion of management, adjustments resulting from the completion of such audits and future audits are not expected to have a material impact on the Company's financial position or results of future operations.

The Company has been notified by the Department of Labor that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan year ended December 31, 2000, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements to be issued no later than October 15, 2001. The Audit Committee is evaluating bids received from two independent accounting firms. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements.

On April 19, 2002, the Company received a notice from Science Applications International Corporation ("SAIC") terminating its proposed acquisition of the Company pursuant to the Agreement of Merger. A per the Agreement of Merger, the Company may be required to pay a termination fee of $50,000 to SAIC under certain specific conditions.

Management has been advised orally by SAIC that it does not intend to pursue the termination fee and accordingly, this amount has not been accrued for in the accompanying consolidated financial statements.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE 9. Employee Benefit Plans

In 1988, the Company established an employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 50% of the first 6% of the employee's semi-monthly deferral to the Benefit Plan and totaled approximately $71,000 in 2002 and $178,000 in 2001. In addition to the required contributions, the Company may, at the sole discretion of its Board of Directors, make profit-sharing contributions to the Benefit Plan. No profit sharing contributions were made in 2002 or 2001.

As adopted by the Company and approved by its shareholders in May 1997, the Company established an employee stock purchase plan for all eligible employees to purchase shares of its Common Stock at 85% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Employee Stock Purchase Plan authorizes up to 400,000 shares to be issued. During 2001, shares totaling 54,465 were purchased under the plan at a weighted average price of $0.67 per share. At December 31, 2002, 212,756 shares were reserved for future issuance.

The Company has been notified by the Department of Labor that its Benefit Plan for plan year ended December 31, 2000, was required to have an independent Accountant's Opinion rendered on the Benefit Plan financial statements issued no later than October 15, 2001. The Audit Committee is evaluating bids received from two independent accounting firms. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements.

NOTE 10. Related-Party Transactions

The Company incurred management consulting fees of approximately $99,000 and $104,000 in 2002 and 2001, respectively, for services rendered by certain directors of the Company. In addition, amounts payable for these services to companies employing these directors were approximately $10,000 and $7,000 at December 31, 2002 and 2001, respectively.

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

In December 1999, the Company was engaged by Redknife, Inc. (REDKNIFE) to develop and implement a comprehensive systems infostructure for processing and exchanging business transactions over the web. Through December 31, 2000, the Company recognized approximately $1,277,000 in revenue and related receivables under its contract with REDKNIFE. During the quarter ended December 31, 2000, a dispute arose between the Company and REDKNIFE regarding future obligations, work completed and the amounts currently due the Company of approximately $413,000 and owing under both the Master Consulting Agreement and the Letter Agreement. Mr. Alan S. Fisher, the vice-chairman of the Company, is a general partner and founder of Wingspring, a shareholder of REDKNIFE. On February 8, 2001, a contract modification was consummated resulting in a reduction of contract value by $188,000. During 2001, the balance due to the Company of approximately $225,000 was paid in full by REDKNIFE.

NOTE 11.  Segment Reporting

In 1998, Infodata adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company has changed its reportable business segments as a result of the change in management, which occurred in the fourth quarter of 2002. Prior period results have been restated to conform to current period's presentation. The Company's new management team is focused on selling solutions to Commercial, Government, and Intelligence Community customers, with sales and marketing efforts focused on providing solutions in and around content review, content assembly and publishing, content security, content transformation, and content analytics within these business units. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products, and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

Infodata's management team budgets and evaluates its segment performance on the basis of revenues less direct costs, which includes all direct labor and fringe benefits, other direct costs, and all overhead labor plus related fringe benefits and non-labor overhead costs, that either is caused by or benefits each segment. In prior years, direct costs used to determine segment profit included direct labor and fringe benefits, other direct costs, and overhead labor and related fringe benefits. The Company does not internally report assets on a segment basis. For comparison purposes, the Company has prepared separate information for the years ended December 31, 2002 and 2001 to conform to the Commercial, Government, and Intelligence Community segments.

The table below presents information about reported segments for the years ended December 31, 2002 and 2001, as well as a reconciliation to reported income
(loss) before income taxes (in thousands).

                                                      2002                                              2001
                                -----------------------------------------------   ------------------------------------------------
                                Commercial   Government   Intelligence   Total    Commercial   Government   Intelligence   Total
                                -----------------------------------------------   ------------------------------------------------
Revenues
   Services ..................    $1,300       $1,317        $4,645      $7,262     $1,965       $1,538        $8,154     $11,657
   License Fees ..............     1,854          158                     2,012      1,971          108            33       2,112
   Third party products            1,268          441            87         528        158        1,393           205       1,756
                                  ------       ------        ------      ------     ------       ------        ------     -------
      Total revenues..........    $3,154       $1,916        $4,732      $9,802     $4,095       $3,039        $8,391     $15,525

Direct costs..................     1,268        1,442         3,383       6,093      2,453        2,738         6,993      12,184
                                  ------       ------        ------      ------     ------       ------        ------     -------
Segment profit................     1,886          474         1,349       3,709      1,642          301         1,399       3,341

Research and development......                                             (731)                                             (487)
Other costs not allocated
 to segments, primarily
 selling, general and
 administrative...............                                           (2,267)                                           (4,036)
Gain on sale of investment                                                   --                                             1,068
Interest net..................                                              (23)                                              (36)
                                                                         ------                                           -------
Income (loss) before
 income taxes.................                                           $  688                                           $  (150)
                                                                         ======                                           =======


NOTE 12. Business Acquisition

On March 30, 2000, the Company acquired a business unit from Earth Satellite Corporation specializing in providing software development services to the U.S. intelligence community. The Company issued 40,000 shares of its Common Stock with a fair market value of $3.563 per share, which was equal to the average of the closing bid and ask prices of the Company's Common Stock on that date. On February 9, 2001, the Company issued an additional 13,334 shares of its Common Stock with a fair market value of $1.50 per share, to Earth Satellite Corporation pursuant to a working capital adjustment provision included in the acquisition agreement between the Company and Earth Satellite Corporation in this transaction, which resulted in a purchase price adjustment of approximately $20,000 that was attributed to goodwill. The acquisition cost of this business unit as of December 31, 2001 was approximately $199,000, including approximately $37,000 of direct cost attributed to the business unit's sole contract. The acquisition value of that contract was amortized over its life of 18 months.

NOTE 13. Subsequent Events

On February 9, 2003, Harry Kaplowitz resigned his position as Executive Vice President of the Company to accept an executive position at another company. In connection with his resignation and in view of Mr. Kaplowitz' 35 years of valued service with the Company, the Board of Directors approved the immediate vesting of previously granted options for 10,000 shares of common stock.

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

   10.14 Letter Employment Agreement, dated as of November 15, 2002, between the Company and Edwin A. Miller.

   10.15 Assignment and Transfer of Receivables Agreement, dated as of July 2, 2002, between the Company and Commerce Funding Corporation.

   21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

   23.1           Consent of PricewaterhouseCoopers LLP.

   23.2           Consent of Grant Thornton LLP.

   99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350.

   99.2 Certification of Chief Financial Officer and Corporate Secretary Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003
                                       INFODATA SYSTEMS INC.


                                       By: /s/ Edwin A. Miller
                                          --------------------------------------
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

SIGNATURE                                    TITLE                     DATE
---------                                    -----                     ----


/s/ Richard T. Bueschel           Chairman of the Board           March 31, 2003
------------------------------
Richard T. Bueschel


/s/ Alan S. Fisher                Director                        March 31, 2003
------------------------------
Alan S. Fisher


/s/ Christine Hughes              Director                        March 31, 2003
------------------------------
Christine Hughes


/s/ Robert M. Leopold             Director                        March 31, 2003
------------------------------
Robert M. Leopold


/s/ Edwin A. Miller               President, Chief Executive      March 31, 2003
------------------------------    Officer, and Director
Edwin A. Miller                   (Principal Executive Officer)


/s/ Isaac M. Pollack              Director                        March 31, 2003
------------------------------
Isaac M. Pollack


/s/ Millard H. Pryor, Jr.         Director                        March 31, 2003
------------------------------
Millard H. Pryor, Jr.


/s/ Laura L. Sullivan             Controller (Principal           March 31, 2003
------------------------------    Accounting Officer)
Laura L. Sullivan


/s/ Norman F. Welsch              Chief Financial Officer         March 31, 2003
------------------------------    and Corporate Secretary
Norman F. Welsch                  (Principal Financial Officer)

                                 CERTIFICATIONS

I, Edwin A. Miller, certify that:

1. I have reviewed this annual report on Form 10-KSB of Infodata Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ Edwin A. Miller
-------------------------------------
Edwin A. Miller
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Norman F. Welsch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Infodata Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ Norman F. Welsch
-----------------------------------------------
Norman F. Welsch
Chief Financial Officer and Corporate Secretary