Form 10QSB
period 2003-03-31
INFODATA SYSTEMS INC
filed 2003-05-08
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on April 25, 2003 as reported on the NASD OTC Bulletin Board, was approximately $2,349,472. The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 5,055,013 on April 25, 2003.

Transitional Small Business Disclosure Format:      Yes [ ]     No [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES



                                      INDEX



PART I.   FINANCIAL INFORMATION                                          Page(s)
                                                                         -------
          Item 1.   Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Operations            3
                      Three Months Ended March 31, 2003 and 2002


                    Condensed Consolidated Balance Sheets                      4
                      March 31, 2003 and December 31, 2002

                    Condensed Consolidated Statements of Cash Flows            5
                      Three Months Ended March 31, 2003 and 2002

                    Notes to Condensed Consolidated Financial
                      Statements                                          6 - 12

          Item 2.   Management's Discussion and Analysis or Plan of
                      Operation                                          13 - 19


          Item 3.   Controls and Procedures                                   19


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          19


SIGNATURES                                                                    20

CERTIFICATIONS                                                           21 - 22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Revenues.................................................  $ 2,267     $ 2,948

Cost of revenues.........................................    1,081       2,212
                                                           --------    --------

Gross profit.............................................    1,186         736
                                                           --------    --------

Operating expenses:
   Research and development..............................      272         146
   Selling, general and administrative...................      742         727
                                                           --------    --------
                                                             1,014         873
                                                           --------    --------

Operating profit (loss)..................................      172        (137)
Interest income..........................................        3           9
Interest expense.........................................       (1)        (10)
                                                           --------    --------
Net income (loss) before income taxes....................      174        (138)
Provision for income taxes...............................        -           -
                                                           --------    --------
Net income (loss)  ......................................  $   174     $  (138)
                                                           ========    ========

Net income (loss) per share - basic......................     $.03       ($.03)
                                                           ========    ========
Net income (loss) per share - diluted....................     $.03       ($.03)
                                                           ========    ========

Weighted average shares outstanding - basic..............    4,998       4,791
                                                           ========    ========
Weighted average shares outstanding - diluted............    5,423       4,791
                                                           ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2003         2002
                                                        ---------   ------------
Assets
------

Current assets:

   Cash and cash equivalents..........................  $  1,457      $  1,298
   Certificates of deposit............................       100           100
   Accounts receivable, net of allowance of
     $38 in 2003 and 2002.............................     1,834         1,806
   Prepaid expenses and other current assets..........        67            64
                                                        --------      --------
      Total current assets............................     3,458         3,268
                                                        --------      --------

Property and equipment, net...........................        76            79
Other assets..........................................        20            20
                                                        --------      --------
Total assets..........................................  $  3,554      $  3,367
                                                        ========      ========
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
   Line of credit.....................................         -            55
   Accounts payable...................................       122            91
   Accrued expenses...................................       884           806
   Deferred revenue...................................       705           753
                                                        --------      --------
      Total current liabilities.......................     1,711         1,705
                                                        --------      --------
Commitments and contingencies                                  -             -

Shareholders' equity:
   Common stock.......................................       149           148
   Additional paid-in capital.........................    20,250        20,243
   Accumulated deficit................................   (18,556)      (18,729)
                                                        --------      --------
Total shareholders' equity............................     1,843         1,662
                                                        --------      --------
Total liabilities and shareholders' equity............  $  3,554      $  3,367
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

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)........................................  $   174     $  (138)
Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
   Stock based compensation expense......................        6           -

   Depreciation and amortization.........................       25          43
   Accrued interest on line of credit....................        -           3
   Provision for doubtful accounts.......................        -           1
Changes in operating assets and liabilities:
   Accounts receivable...................................      (28)     1 ,380
   Prepaid expenses and other current assets.............       (3)         45
   Accounts payable......................................       31        (637)
   Accrued expenses......................................       76        (104)
   Deferred revenue......................................      (48)         35
                                                           --------    --------
      Net cash provided by operating activities..........      233         628
                                                           --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment......................      (22)          -
                                                           --------    --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Net repayments under short-term debt.....................      (55)         (7)
Issuance of common stock.................................        3           -
                                                           --------    --------
      Net cash used in financing activities..............      (52)         (7)
                                                           --------    --------

Net increase in cash and cash equivalents................      159         621
Cash and cash equivalents at beginning of period.........    1,298       1,002
                                                           --------    --------
Cash and cash equivalents at end of period...............  $ 1,457     $ 1,623
                                                           ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003 and 2002

(Unaudited)


NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Prior to the quarter ended June 30, 2002, the Company had a history of operating and cash flow losses. Management took a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. As a result of these efforts, the Company has had four consecutive profitable quarters. Additionally, management was able to obtain receivable financing for working capital requirements. Management believes that existing cash, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2003.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2) Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries (collectively referred to herein as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

3) Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4) New Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board (FASB) issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The provisions of this statement are effective for fiscal year 2003. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002.

     New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company's financial position or results of operations. See "6) Stock Compensation" below.

     On January 31, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after January 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

5) Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

     Due to the loss for the quarter ended March 31, 2002, the effect of options and warrants as disclosed in Note B has not been considered in dilutive earnings per share for that period, as inclusion of such options and warrants would have had an antidilutive impact.

     The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the quarters ended March 31, 2003 and 2002:
                                                       Three Months Ended
                                                March 31,2003    March 31, 2002
                                                -------------    --------------
     Denominator for basic earnings per
      share, weighted average shares..........    4,998,100         4,791,118
     Employee stock options...................      424,785                 -
                                                  ---------         ---------
     Denominator for diluted earnings per
      share, weighted average shares..........    5,422,885         4,791,118
                                                  =========         =========

6) Stock Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     The following table presents pro forma net income (loss) and per share amounts for the quarters ended March 31, 2003 and 2002, as if the fair value method had been applied to employee stock options granted:

                                                       Three Months Ended
                                                March 31,2003    March 31, 2002
                                                -------------    --------------
     Net income (loss) as reported...........     $174,000         $(138,000)
     Pro forma compensation expense..........      (97,000)          (20,000)
                                                  --------         ---------
     Pro forma net income (loss) ............     $ 77,000         $(158,000)
                                                  ========         =========

     Net income (loss) per share:
                                                March 31,2003    March 31, 2002
                                                -------------    --------------
     Basic, as reported......................        $.03            $(.03)
     Diluted, as reported....................        $.03            $(.03)
     Basic, pro forma........................        $.02            $(.03)
     Diluted, pro forma......................        $.01            $(.03)


NOTE C - Short-TERM Debt

On June 3, 2002, the Company entered into a one-year Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding"). The terms of the Assignment Agreement provide for assignment of the Company's receivables by Commerce Funding from time to time and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi monthly at Prime +1.75 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $2,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time, by giving a thirty-day written notice to the other party. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of March 31, 2003, the Company had no receivables assigned and no outstanding line of credit balance.

The Company previously maintained a working capital line of credit with Merrill Lynch Business Financial Services Inc., collateralized by accounts receivable, equipment and other intangibles that expired on April 30, 2001, thus accelerating all amounts due under that line of credit. The credit facility provided the Company with up to a $1,000,000 line of credit at a per annum interest rate equal to 2.9% over the 30-day commercial paper rate. Advances under the facility were based on eligible billed accounts receivable less than 90 days old. As of May 30, 2002, the Company had fully repaid all amounts outstanding under this line of credit.


NOTE D - SETTLEMENT RELATED TO TERMINATION OF GOVERNMENT CONTRACT

On March 1, 2002, the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), which accounted for approximately $1,319,000, or 44.7%, of the Company's total revenue in the quarter ended March 31, 2002, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 99% award fee rating on its performance, the terms of the Customer Contract provided the government customer the right to change the scope of its services engagement, which is typical in virtually all government contracts.

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

As a result of the termination of the Customer Contract, the Company took certain steps to control its expenses, including reducing the number of its employees and reducing rent expense and expenditures in other areas. In May 2002, another contract with the same customer commenced, and accounted for approximately $525,000, or 23.2%, of the Company's total revenue in the quarter ended March 31, 2003.


NOTE E - Commitments and Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 - 2001 was completed and settled. As such, the Company was entitled to bill approximately $71,000 of previously unrecognized cost and profit. In the opinion of management, adjustments resulting from the completion of future audits are not expected to have a material impact on the Company's financial position or results of future operations.

The Company has been notified by the Department of Labor that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements, to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The Benefit Plan's financial statements for the years ended December 31, 2000 and 2001 are currently under audit. Management anticipates completion of the audit and filing of such reports by the end of May 2003.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Operating Leases

The Company's current lease for its corporate headquarters facility in Fairfax, Virginia expires on July 31, 2003. On April 4, 2003, the Company entered into a 6-year lease agreement for approximately 14,000 square feet of office space in Herndon, Virginia to replace the expiring headquarters facility lease. The new lease commences on August 1, 2003 and terminates on July 31, 2009. The cost per square foot has a fixed escalation of 4% effective on each anniversary of the lease. Aggregate future minimum payments are approximately $1,393,000. In accordance with US GAAP, the Company will recognize rent expense on a straight-line basis over the term of the lease.

In connection with the new office lease, the Company entered into a 6-year agreement to rent certain furniture and equipment. The furniture and equipment agreement commences on August 1, 2003, and terminates on July 31, 2009. Aggregate future minimum payments are approximately $210,000.

NOTE F - CHANGES IN SHAREHOLDERS' EQUITY

During the quarter ended March 31, 2003, certain employees and former employees exercised incentive stock options to purchase 24,125 shares of common stock at a price of $0.12 per share, resulting in net proceeds to the Company of approximately $3,000.

On January 27, 2003, the Company awarded 12,500 shares of restricted common stock to Norman Welsch, Chief Financial Officer and Corporate Secretary, in connection with his employment with the Company. As a result, the Company recorded compensation expense of approximately $6,000 during the quarter ended March 31, 2003.


NOTE G - SEGMENT REPORTING

As previously disclosed in the December 31, 2002, financial statements contained in the Company's Annual Form 10-KSB filed on March 31, 2003, the Company's reportable business segments were changed as a result of the change in management, which occurred in the fourth quarter of 2002. Prior period results have been restated to conform to the current period's presentation. The Company's new management team is focused on selling solutions to Commercial, Government, and Intelligence Community customers, with sales and marketing efforts focused on providing solutions in and around content review, content assembly and publishing, content security, content transformation and content analytics within these business units. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products, and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

Infodata's management team budgets and evaluates its segment performance on the basis of revenues less direct costs, which includes all direct labor and fringe benefits, other direct costs and all overhead labor plus related fringe benefits and non-labor overhead costs, that either is caused by or benefits each segment. In prior years, direct costs used to determine segment profit included direct labor and fringe benefits, other direct costs, and overhead labor and related fringe benefits. The Company does not internally report assets on a segment basis. For comparison purposes, the Company has prepared separate information for the quarters ended March 31, 2003 and 2002 to conform to the Commercial, Government, and Intelligence Community segments.

The table below presents information about reported segments for the quarters ended March 31, 2003 and 2002, as well as a reconciliation to reported income (loss) before income taxes (in thousands).

                                     Three Months Ended March 31, 2003                      Three Months Ended March 31, 2002
                                ------------------------------------------------   ------------------------------------------------

                                Commercial   Government   Intelligence    Total    Commercial   Government   Intelligence    Total
                                ------------------------------------------------   ------------------------------------------------
Revenues
--------

   Services ................      $  330       $  352        $  849      $1,531      $  458       $  240        $1,665      $2,363
   License fees ............         698           38            --         736         345           42            --         387
   Third party products ....          --           --            --          --          --          155            43         198
                                  ------       ------        ------      ------      ------       ------        ------      ------
      Total revenues .......      $1,028       $  390        $  849      $2,267      $  803       $  437        $1,708      $2,948


Direct costs ...............         243          234           604       1,081         457          346         1,409       2,212
                                  ------       ------        ------      ------      ------       ------        ------      ------
Segment profit .............         785          156           245       1,186         346           91           299         736

Research and development ...                                               (272)                                              (146)
Other costs not
 allocated to segments,
 primarily selling,
 general and
 administrative.............                                               (742)                                              (727)
Interest, net...............                                                  2                                                 (1)
                                                                         ------                                             ------
Income (loss) before
 income taxes...............                                             $  174                                             $ (138)
                                                                         ======                                             ======

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FOR 10-QSB RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, NET INCOME AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCT AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


Company Overview

The Company provides its customers with complex information technology solutions in the area of content and document management, which includes content review, content assembly and publishing, content transformation, content security and content analytics. The Company provides software and integration solutions that assist regulated businesses and controlled government agencies in constructing or augmenting Enterprise Content Management solutions. Revenues from licensing proprietary software products include AnnoDocTM, Compose(R), Signet, Infodata Foundation Server, INQUIRE(R)/Text software, WebINQUIRE(R), and their associated maintenance and support. Further, the Company offers specific vertical market solutions for life cycle management of content. The Company does this by delivering a software services layer that enhances the capabilities of content management systems. Revenues from third party products include software and hardware with some related services. The Company serves three markets with consistent product and service offerings: Commercial, Government, and the Intelligence Community.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond its control. These factors include the demand for the Company's services and proprietary products, the level of product and price competition, the length of the sales cycles, the delay or deferral of customer implementation, the success of the direct and indirect sales force and the Company's channel partners, the mix of products and services sold, the timing of hiring of new employees and/or consultants, the ability of the Company to control costs, and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.


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

Revenue Recognition - Long-Term Contracts - A portion of the Company's revenues is derived primarily from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

Software Revenue Recognition - The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Deferred Tax Assets - The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that the deferred tax assets may be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2003, AND MARCH 31, 2002

Revenues
As previously disclosed in the December 31, 2002 financial statements contained in the Company's Annual Form 10-KSB filed on March 31, 2003, the Company's reportable business segments were changed as a result of the change in management, which occurred in the fourth quarter of 2002. The Company's new management team is focused on selling solutions to Commercial, Government, and Intelligence Community customers, with sales and marketing efforts focused on providing solutions in and around content review, content assembly and publishing, content security, content transformation, and content analytics within these business units. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the quarter ended March 31, 2003, total revenue decreased by approximately $681,000, or 23.1%, to approximately $2,267,000, down from approximately $2,948,000 for the quarter ended March 31, 2002. Revenues for each period consisted of the following:

                                    Revenues
                           for the Three Months Ended
                          (Dollar Amounts in Thousands)

                                                                      Increase
                            March 31, 2003      March 31, 2002      (Decrease) %
                            ----------------------------------------------------
                Commercial
                ----------
                  Services     $    330            $    458            (27.9%)
              License fees          698                 345            102.3%
      Third party products            -                   -                -
                            ----------------------------------------------------
  Total Commercial Revenue     $  1,028            $    803             28.0%
                            ====================================================

                Government
                ----------
                  Services     $    352            $    240             46.7%
              License fees           38                  42             (9.5%)
      Third party products            -                 155           (100.0%)
                            ----------------------------------------------------
  Total Government Revenue     $    390            $    437            (10.8%)
                            ====================================================

              Intelligence
              ------------
                  Services     $    849            $  1,665            (49.0%)
              License fees            -                   -                -
      Third party products            -                  43           (100.0%)
                            ----------------------------------------------------
Total Intelligence Revenue     $    849            $  1,708            (50.3%)
                            ====================================================

            Total Revenues     $  2,267            $  2,948            (23.1%)
                            ====================================================

For the quarter ended March 31, 2003, total revenues for the Commercial segment were approximately $1,028,000, an increase of approximately $225,000, or 28.0%, from total revenues of approximately $803,000 for the quarter ended March 31, 2002. The increase was primarily the result of single large sale of AnnoDocTM software to a pharmaceutical company.

In the Government segment, total revenues were approximately $390,000 for the quarter ended March 31, 2003, a decrease of approximately $47,000, or 10.8%, from total revenues of approximately $437,000 for the quarter ended March 31, 2002. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products, which was partially offset by an increase in services revenues.

For the quarter ended March 31, 2003, total revenues for the Intelligence segment were approximately $849,000, a decrease of approximately $859,000, or 50.3%, from total revenues of approximately $1,708,000 for the quarter ended March 31, 2002. The decrease was primarily related to the termination of the Company's largest contract by a U.S. Government Agency. The U.S. Government intelligence customer accounted for approximately $1,319,000, or 77.2%, of the segment's total revenues for the quarter ended March 31, 2002. On March 1, 2002, the major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. On August 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer commenced, and for the quarter ended March 31, 2003, accounted for approximately $525,000, or 61.8%, of the segment's total revenues.


Gross Profit

Gross profit for the quarter ended March 31, 2003, increased by approximately $450,000, or 61.1%, to approximately $1,186,000, up from approximately $736,000 for the quarter ended March 31, 2002. The gross margin was 52.3% and 25.0% for the quarters ended March 31, 2003 and 2002, respectively. This quarter over quarter increase in gross margin of approximately 109.2% despite a substantial decrease in revenues was primarily the result of increased sales of higher margin proprietary software, combined with the reduction and control of operating expenses after the termination of the Company's largest Intelligence contract, and lower third party product sales which generate nominal margin.


Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2003, increased approximately $126,000, or 86.3%, to approximately $272,000, up from approximately $146,000 for the quarter ended March 31, 2002. The overall increase was due to the Company's decision to increase spending for the development and enhancement of new and existing proprietary software products.


Selling, General and Administrative Expenses

For the quarter ended March 31, 2003, Selling, general and administrative expenses were approximately $742,000, an increase of approximately $15,000, or 2.1%, from approximately $727,000 for the quarter ended March 31, 2002. The increase was primarily due to increased management incentive compensation, which was partially offset by a reduction in legal expenses.


Interest Income and Expense

Interest income for the quarter ended March 31, 2003, decreased approximately $6,000, or 66.7%, from $9,000 for the quarter ended March 31, 2002, to $3,000 for the three months ended March 31, 2003. The reduction in interest income was due to the maturing of a portion of its short-term investments in the first quarter ended March 31, 2002, and lower interest rates in the quarter ended March 31, 2003. Interest expense decreased approximately $9,000, or 90.0%, from approximately $10,000 for the quarter ended March 31, 2002, to approximately $1,000 for the quarter ended March 31, 2003. The reduction in interest expense is due to lower outstanding borrowings on the line of credit.


Net Income (Loss)

As a result of the above, net income was approximately $174,000, or $.03 per share, for the quarter ended March 31, 2003, compared to a net loss of approximately $138,000, or $.03 per share, for the quarter ended March 31, 2002.


Liquidity and Capital Resources

At March 31, 2003, the Company had cash and cash equivalents of approximately $1,457,000 and net working capital of approximately $1,747,000. At March 31, 2002, the Company had cash and cash equivalents of approximately $1,623,000 and net working capital of approximately $646,000. As of December 31, 2002, the Company had cash and cash equivalents of approximately $1,298,000 and working capital of approximately $1,563,000. When compared to December 31, 2002, the increase for the quarter ended March 31, 2003 in cash and cash equivalents of approximately $159,000 and in working capital of approximately $184,000 was primarily the result of the Company's net income for the quarter ended March 31, 2003.

For the quarter ended March 31, 2003, net cash provided by operating activities was approximately $233,000, which was primarily the result of the Company's net income of approximately $174,000. For the quarter ended March 31, 2002, net cash provided by operating activities was approximately $628,000, which was primarily attributable to a decrease in accounts receivable of approximately $1,380,000 which was partially offset by decreases in accounts payable and accrued expenses of approximately $637,000 and $104,000, respectively. For the quarter ended March 31, 2003, net cash used in financing activities was approximately $52,000, which was primarily used for repayment of the outstanding balance on the line of credit. For the quarter ended March 31, 2003, net cash of approximately $22,000 was used in investing activities for the purchase of property and equipment.

On June 3, 2002, the Company entered into a one-year Assignment and Transfer of Receivables Agreement (the "Assignment Agreement") to assign its eligible receivables to Commerce Funding Corporation ("CFC") up to $1,000,000. Pursuant to the terms of the Assignment Agreement, CFC has sole discretion in determining the receivables that are eligible for assignment, and the Assignment Agreement is collateralized by a security interest in all receivables owned or thereafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash maintained by the Company with any bank or financial institution. The Assignment Agreement may be terminated by either party at any time, by giving a thirty-day written notice to the other party. CFC may terminate the Assignment Agreement at any time if the Company commits any event of default. Interest under the Assignment Agreement is to be paid semi-monthly at Prime +1.75 percentage points, in addition to processing fees of .65% of gross invoice amounts for the first thirty days a receivable is assigned. The Company is required to pay a minimum charge of approximately $2,000 per month for interest and processing fees, which is deductible from the actual interest and processing fees due for the month. As of March 31, 2003, the Company had no outstanding borrowings under the Assignment Agreement.

The Company previously had a working capital line of credit with Merrill Lynch Business Financial Services Inc. collateralized by accounts receivable, equipment, and other intangibles, that expired on April 30, 2001, thus accelerating all amounts due under this line of credit. As of March 31,

2002, the Company had outstanding borrowings of approximately $612,000 (which included approximately $3,000 of accrued interest). As of May 30, 2002, the Company had fully repaid all amounts outstanding under this line of credit.

Prior to the quarter ended June 30, 2002, the Company had a history of operating and cash flow losses. Management took a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. As a result of these efforts, the Company has had four consecutive profitable quarters. Additionally, management was able to obtain receivable financing for working capital requirements. Management believes that existing cash, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2003. The Company plans to continue to use working capital to invest in R&D and sales and marketing in an effort to increase sales of proprietary software products, and expects that profitability during 2003 may be lower as a result of these investments.


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

At a meeting of the Company's shareholders held on March 1, 2002, the shareholders of the Company approved the Agreement of Merger. However, consummation of the Merger was delayed after the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), which accounted for approximately 44.8 % of the Company's revenue in the quarter ended March 31, 2002, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 99% award fee rating on its performance, the terms of the Customer Contract provided the government customer the right to change the scope of its services engagement, which is typical in virtually all government contracts.

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


Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 - 2001 was completed and settled. As such, the Company was entitled to bill approximately $71,000 of previously unrecognized cost and profit. In the opinion of management, adjustments resulting from the completion of future audits are not expected to have a material impact on the Company's financial position or results of future operations.

The Company has been notified by the Department of Labor that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The Benefit Plan's financial statements for the years ended December 31, 2000 and 2001 are currently under audit. Management anticipates completion of the audit and filing of such reports by the end of May.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.


Item 3.   Controls and Procedures

Within the 90-day period prior to the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports On Form 8-K

     (a)  Exhibits

          The following Exhibits are filed herewith:

          99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                1350

          99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                1350

     (b)  Reports on Form 8-K.

          On April 8, 2003, the Company filed a Form 8-K reporting that it had issued a press release on April 2, 2003, which announced its fourth quarter and 2002 financial results, and provided notice that the Company had scheduled a conference for April 3, 2003, to discuss the Company's financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFODATA SYSTEMS INC.
Date:   May 8, 2003
                                  BY:  /s/ Edwin A. Miller
                                      -----------------------------------------
                                       Edwin A. Miller
                                       President and CEO
                                       (Principal Executive Officer)


                                  BY:  /s/ Norman F. Welsch
                                      -----------------------------------------
                                       Norman F. Welsch
                                       Chief Financial Officer and
                                        Corporate Secretary
                                       (Principal Financial Officer)


                                  BY:  /s/ Laura L. Sullivan
                                      -----------------------------------------
                                       Laura L. Sullivan
                                       Controller
                                       (Principal Accounting Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 8, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 8, 2003

/s/ Norman F. Welsch
-------------------------------------
Norman F. Welsch
Chief Financial Officer and Corporate Secretary