Form 10QSB
period 2003-06-30
INFODATA SYSTEMS INC
filed 2003-08-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10416
              ____________________________________________________

                              INFODATA SYSTEMS INC.
              (Exact Name of Small Business Issuer in its Charter)

             Virginia                                    16-0954695
       (State of Incorporation)             (I.R.S. Employer Identification No.)

13454 Sunrise Valley Dr, Suite 500, Herndon, Virginia                20171-3282
      (Address of Principal Executive Office)                        (Zip Code)

                                 (703) 934-5205
                          (Issuer's Telephone Number)

12150 Monument Drive, Suite 400, Fairfax, Virginia                    22033-4063
               (Former Address)                                       (Zip Code)
               __________________________________________________

         Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
          Title of Each Class                  on Which Registered
          ------------------                  ---------------------
                 None                            Not applicable

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock-$.03 Par Value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2003 as reported on the NASD OTC Bulletin Board, was approximately $2,062,321. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 5,020,291 on July 25, 2003.

Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page(s)

         Item 1.   Financial Statements (Unaudited)


                  Condensed Consolidated Statements of Operations              3
                    Three Months Ended June 30, 2003 and 2002


                  Condensed Consolidated Statements of Operations              4
                    Six Months Ended June 30, 2003 and 2002


                  Condensed Consolidated Balance Sheets                        5
                    June 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Cash Flows              6
                    Six Months Ended June 30, 2003 and 2002

                  Notes to Condensed Consolidated Financial Statements    7 - 13


         Item 2.  Management's Discussion and Analysis                   13 - 20

         Item 3.  Controls and Procedures                                     20


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         21

         Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits                                                    21
          (b)     Reports on Form 8-K                                         21


SIGNATURES                                                                    22

1995 STOCK OPTION PLAN                                                   23 - 31

CERTIFICATIONS                                                           32 - 34

PART I. FINANCIAL INFORMATION

Item 1.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                      2003              2002
                                                      ----              ----

Revenues.......................................... $ 1,958           $ 2,459

Cost of revenues..................................     983             1,519
                                                   -------           -------
Gross profit......................................     975               940

Operating expenses:
         Research and development.................     288               212
         Selling, general and administrative......     642               571
                                                   -------           -------
                                                       930               783
                                                   -------           -------

Operating income..................................      45               157

Interest income...................................       3                 -
Interest expense..................................       -               (14)
                                                   -------           -------
Net income before income taxes.................... $    48           $   143

Provision for income taxes........................       -                 -
                                                   -------           -------
Net income........................................ $    48           $   143
                                                   =======           =======

         Basic net income per share............... $  0.01           $  0.03
                                                   =======           =======

Weighted average basic shares outstanding.........   5,027             4,792
                                                   =======           =======

         Diluted net income per share............. $  0.01           $  0.03
                                                   =======           =======

Weighted average diluted shares outstanding.......   5,404             4,792
                                                   =======           =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                      2003              2002
                                                      ----              ----
Revenues.......................................... $ 4,224           $ 5,407

Cost of revenues..................................   2,064             3,731
                                                   -------           -------

Gross profit......................................   2,160             1,676

Operating expenses:
         Research and development.................     560               358
         Selling, general and administrative......   1,383             1,298
                                                   -------           -------
                                                     1,943             1,656
                                                   -------           -------
Operating income..................................     217                20

Interest income...................................       6                 9

Interest expense..................................      (1)              (24)
                                                   -------           -------
Net income before income taxes.................... $   222           $     5

Provision for income taxes........................       -                 -
                                                   -------           -------
Net income........................................ $   222           $     5
                                                   =======           =======

         Basic net income per share............... $  0.04           $  0.00
                                                   =======           =======

Weighted average basic shares outstanding.........   5,012             4,791
                                                   =======           =======

         Diluted net income per share............. $  0.04           $  0.00
                                                   =======           =======

Weighted average diluted shares outstanding.......   5,413             4,791
                                                   =======           =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                       June 30,        December 31,
                                                                         2003              2002
                                                                         ----              ----
Assets
Current assets:
         Cash and cash equivalents.................................  $   1,359         $   1,298
         Certificates of deposit...................................        100               100
         Accounts receivable, net of allowance of $38 in 2003 and
         $39 in 2002...............................................      1,469             1,806
         Notes Receivable..........................................         17                 -
         Prepaid expenses and other current assets.................        108                64
                                                                     ---------         ---------

                  Total current assets.............................      3,053             3,268
                                                                     ---------         ---------

Property and equipment, net........................................         91                79
Other assets.......................................................         20                20
                                                                     ---------         ---------
Total assets.......................................................  $   3,164         $   3,367
                                                                     =========         =========
Liabilities and Shareholders' Equity
Current Liabilities:
         Line of credit............................................  $       -         $      55
         Accounts payable..........................................         38                91

         Accrued expenses..........................................        754               806

         Deferred revenue..........................................        481               753
                                                                     ---------         ---------

                  Total current liabilities........................      1,273             1,705
                                                                     ---------         ---------

Commitments and contingencies                                                -                 -
Shareholders' equity:

         Common stock..............................................        149               148

         Additional paid-in capital................................     20,250            20,243

         Accumulated deficit.......................................    (18,508)          (18,729)
                                                                     ---------         ---------
Total shareholders' equity.........................................      1,891             1,662
                                                                     ---------         ---------

Total liabilities and shareholders' equity.........................  $   3,164         $   3,367
                                                                     =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                          2003              2002
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................... $     222         $       5
Adjustments to reconcile net income to cash provided by
        (used in) operating activities:

        Stock based compensation expense............................         6                 -
        Depreciation and amortization...............................        44                79

        Provision for doubtful accounts.............................         -                 4
Changes in operating assets and liabilities:
        Accounts receivable.........................................       337             1,354
        Notes receivable............................................       (17)                -
        Prepaid expenses and other current assets...................       (45)              163
        Accounts payable............................................       (53)             (875)
        Accrued expenses............................................       (53)             (153)
        Deferred revenue............................................      (272)              (65)
                                                                     ---------         ---------
                  Net cash provided by operating activities.........       169               512
                                                                     ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment.................................       (56)               (9)
                                                                     ---------         ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net repayments under short-term debt................................       (55)             (616)
Issuance of common stock............................................         3                 1
                                                                     ---------         ---------
                  Net cash used in financing activities.............       (52)             (615)
                                                                     ---------         ---------
Net increase (decrease) in cash and cash equivalents................        61              (112)
Cash and cash equivalents at beginning of period....................     1,298             1,002
                                                                     ---------         ---------
Cash and cash equivalents at end of period.......................... $   1,359         $     890
                                                                     =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2003 and 2002

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

Prior to the quarter ended June 30, 2002, the Company had a history of operating and cash flow losses. Management took a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. Throughout the last 9 months, a new management team with a new vision and fresh ideas was put in place. The new management team is focused on selling solutions to Commercial, Government and Intelligence Community customers, with sales and marketing efforts focused on providing automated content management solutions around regulated and compliance activities that operate from within Enterprise Content Management (ECM) environments. A strategic business plan was developed, which continues to evolve, to enhance and develop proprietary products and expand sales and marketing as an investment for future profitable growth. As a result of these changes and efforts, the Company has had five consecutive profitable quarters. Additionally, management was able to renew its receivable financing agreement at improved terms for working capital requirements. Management believes that existing cash, short-term investments and the credit facility will be sufficient to fund working capital requirements for 2003.

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

4) New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not believe that the adoption of SFAS 149 has a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not currently have any such financial instruments, and therefore is not currently affected by SFAS 150.

5) Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

     For the three and six month periods ended June 30, 2002, the effect of options and warrants as disclosed in Note B has not been considered in dilutive earnings per share for that period, as inclusion of such options and warrants would have had an antidilutive impact.

     The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the three and six month periods ended June 30, 2003 and 2002:


                                                                                Three Months Ended
                                                                         June 30, 2003      June 30, 2002
                                                                         -------------      -------------
     Denominator for basic earnings per share, weighted average shares     5,026,860          4,791,550
     Employee stock options                                                  377,483                  -
                                                                           ---------          ---------
     Denominator for diluted earnings per share, weighted average shares   5,404,343          4,791,550
                                                                           =========          =========

                                                                                 Six Months Ended
                                                                         June 30, 2003      June 30, 2002
                                                                         -------------      -------------
     Denominator for basic earnings per share, weighted average shares     5,012,480          4,791,335
     Employee stock options                                                  400,521                  -
                                                                           ---------          ---------
     Denominator for diluted earnings per share, weighted average shares   5,413,001          4,791,335
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

     The following table presents pro forma net income (loss) and per share amounts for the three and six month periods ended June 30, 2003 and 2002, as if the fair value method had been applied to employee stock options granted. Due to the significant number of stock options forfeited during the three and six month periods ended June 30, 2003, and the three month period ended June 30, 2002, the pro forma effect of applying the fair value method for these periods results in a benefit.


                                                                        Three Months Ended
                                                               June 30, 2003           June 30, 2002
                                                               -------------           -------------
       Net income as reported..................                  $  48,000               $ 143,000
       Pro forma compensation benefit..........                     12,000                  17,000
                                                                 ---------               ---------
       Pro forma net income....................                  $  60,000               $ 160,000
                                                                 =========               =========

                                                                         Six Months Ended
                                                               June 30, 2003           June 30, 2002
                                                               -------------           -------------
       Net income as reported..................                  $ 222,000               $   5,000
       Pro forma compensation benefit (expense)                     38,000                  (9,000)
                                                                 ---------               ---------
       Pro forma net income (loss).............                  $ 260,000               $  (4,000)
                                                                 =========               =========

Net income (loss) per share:

                                                                        Three Months Ended
                                                               June 30, 2003           June 30, 2002
                                                               -------------           -------------
               Basic, as reported......................             $.01                    $.03
               Diluted, as reported....................             $.01                    $.03
               Basic, pro forma........................             $.01                    $.03
               Diluted, pro forma......................             $.01                    $.03


                                                                         Six Months Ended
                                                               June 30, 2003           June 30, 2002
                                                               -------------           -------------
               Basic, as reported......................             $.04                    $.00
               Diluted, as reported....................             $.04                    $.00
               Basic, pro forma........................             $.05                    $.00
               Diluted, pro forma......................             $.05                    $.00

NOTE C - Short-TERM Debt

On July 30, 2003, the Company renewed its Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding") for a period of 12 months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company 30 days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company's receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2003, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.


NOTE D - SETTLEMENT RELATED TO TERMINATION OF GOVERNMENT CONTRACT

On March 1, 2002, the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), which accounted for approximately $699,000, or 28.4%, and $2,018,000, or 37.3%, of the Company's total revenue in the three and six month periods ended June 30, 2002, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 99% award fee rating on its performance, the terms of the Customer Contract provided the government customer the right to change the scope of its services engagement, which is typical in virtually all government contracts.

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

As a result of the termination of the Customer Contract, the Company took certain steps to control its expenses, including reducing the number of its employees and reducing rent expense and expenditures in other areas. In May 2002, another contract with the same customer commenced, and accounted for approximately $639,000, or 32.6%, and $1,164,000, or 27.6%, of the Company's total revenue in the three and six month periods ended June 30, 2003, respectively, and approximately $380,000, or 15.5%, of total revenues for the quarter ended June 30, 2002.

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

The Company has been notified by the Department of Labor ("DOL") that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements, to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The independent Accountant's Opinions of the Benefit Plan's financial statements for the years ended December 31, 2000 and 2001 were completed and submitted in June 2003. Based on discussions with DOL representatives, management does not believe that DOL will impose any penalties on the Company.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Operating Leases

The Company's lease for its corporate headquarters facility in Fairfax, Virginia expired on July 31, 2003. On April 4, 2003, the Company entered into a 6-year lease agreement for approximately 14,000 square feet of office space in Herndon, Virginia. The new lease commenced on August 1, 2003, and terminates on July 31, 2009. The cost per square foot has a fixed escalation of 4% effective on each anniversary of the lease. Aggregate future minimum payments are approximately $1,393,000. In accordance with US GAAP, the Company will recognize rent expense on a straight-line basis over the term of the lease.

In connection with the new office lease, the Company entered into a 6-year agreement to rent certain furniture and equipment. The furniture and equipment agreement commenced on August 1, 2003, and terminates on July 31, 2009. Aggregate future minimum payments are approximately $210,000. In accordance with US GAAP, the Company will record a capital lease liability and an asset for the fair market value of the furniture and equipment, which approximates $210,000, and amortize the balance over the 6-year term of the lease.

NOTE F - CHANGES IN SHAREHOLDERS' EQUITY

During the quarter ended June 30, 2003, certain employees and former employees exercised incentive stock options to purchase 8,189 shares of common stock at prices ranging between $0.12 and $0.14 per share, resulting in net proceeds to the Company of approximately $700. During the quarter ended March 31, 2003, certain employees and former employees exercised incentive stock options to purchase 24,125 shares of common stock at a price of $0.12 per share, resulting in net proceeds to the Company of approximately $3,000.

On January 27, 2003, the Company awarded 12,500 shares of restricted common stock to Norman Welsch, Chief Financial Officer and Corporate Secretary, in connection with his employment with the Company. As a result, the Company recorded compensation expense of approximately $6,000 during the quarter ended March 31, 2003.

NOTE G - SEGMENT REPORTING

As previously disclosed in the financial statements for the year ended December 31, 2002, contained in the Company's Annual Form 10-KSB filed on March 31, 2003, the Company's reportable business segments were changed as a result of the change in management, which occurred in the fourth quarter of 2002. Prior period results have been restated to conform to the current period's presentation. The Company's new management team is focused on selling solutions to Commercial, Government and Intelligence Community customers, with sales and marketing efforts focused on providing automated content management solutions around regulated and compliance activities that operate from within Enterprise Content Management (ECM) environments. Our solutions include content review, content assembly and publishing, content security, and content relationships, all of which serve to better link business processes with their critical content and become activated from within the ECM environment. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are a combination of services, proprietary products and third party products. Services revenues are derived from implementing specific vertical market solutions that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

Infodata's management team budgets and evaluates its segment performance on the basis of revenues less direct costs, which includes all direct labor and fringe benefits, other direct costs and all overhead labor plus related fringe benefits and non-labor overhead costs, that either is caused by or benefits each segment. In prior years, direct costs used to determine segment profit included direct labor and fringe benefits, other direct costs, and overhead labor and related fringe benefits. The Company does not internally report assets on a segment basis. For comparison purposes, the Company has prepared separate information for the three and six month periods ended June 30, 2003 and 2002, to conform to the Commercial, Government and Intelligence Community segments.

The tables below present information about reported segments for the three and six month periods ended June 30, 2003 and 2002, as well as a reconciliation to reported income before income taxes (in thousands).


                                    Three Months Ended June 30, 2003                       Three Months Ended June 30, 2002
                              --------------------------------------------           --------------------------------------------
                              Commercial   Government Intelligence   Total           Commercial   Government Intelligence   Total
                              --------------------------------------------           --------------------------------------------
Revenues
          Services               $   162      $   375      $   953 $ 1,490              $   289      $   293      $ 1,253 $ 1,835
          License fees               436           32            -     468                  409           38            -     447
          Third party products         -            -            -       -                    -          134           43     177
                                 -------      -------      ------- -------              -------      -------      ------- -------
               Total revenues    $   598      $   407      $   953 $ 1,958              $   698      $   465      $ 1,296 $ 2,459

Direct costs..................       166          252          565     983                  369          355          795   1,519
                                 -------      -------      ------- -------              -------      -------      ------- -------
Segment profit................       432          155          388     975                  329          110          501     940

Research and development......                                        (288)                                                  (212)
Other costs not allocated
   to segments, primarily
   selling, general and
   administrative.............                                        (642)                                                  (571)

Interest, net.................                                           3                                                    (14)
                                                                   -------                                                -------
Income before income taxes....                                     $    48                                                    143
                                                                   =======                                                =======


                                     Six Months Ended June 30, 2003                        Six Months Ended June 30, 2002
                              --------------------------------------------           --------------------------------------------
                              Commercial   Government Intelligence   Total           Commercial   Government Intelligence   Total
                              --------------------------------------------           --------------------------------------------
Revenues
          Services               $   492      $   727      $ 1,802 $ 3,021              $   747      $   532      $ 2,917 $ 4,196
          License fees             1,133           70            -   1,203                  754           81            -     835
          Third party products         -            -            -       -                    -          289           87     376
                                 -------      -------      ------- -------              -------      -------      ------- -------
               Total revenues    $ 1,625      $   797      $ 1,802 $ 4,224              $ 1,501      $   902      $ 3,004 $ 5,407

Direct costs...............          409          485        1,170   2,064                  827          701        2,203   3,731
                                 -------      -------      ------- -------              -------      -------      ------- -------
Segment profit.............        1,216          312          632   2,160                  674          201          801   1,676

Research and development...                                           (560)                                                  (358)
Other costs not allocated
   to segments, primarily
   selling, general and
   administrative..........                                         (1,383)                                                (1,298)

Interest, net..............                                              5                                                    (15)
                                                                   -------                                                -------
Income before income taxes                                         $   222                                                $     5
                                                                   =======                                                =======

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

Company Overview

The Company is a market leader in delivering automated content management solutions around regulated and compliance activities from within the Enterprise Content Management (ECM) environment. Infodata empowers companies to create increased levels of efficiencies by better manipulating their content in accordance with business processes that drive compliance. By operating from within the ECM system, we establish a Content Management Services Layer (CMSL) that encompasses our own enterprise software and services to solve day-to-day problems specific to Content Review, Content Assembly and Publishing, Content Security, and Content Relationships. Revenues from licensing proprietary software products include AnnoDocTM, Compose(R), Signet, Infodata Foundation Server, INQUIRE(R)/Text software, WebINQUIRE(R), and their associated maintenance and support. Revenues from third party products include software and hardware with some related services. The Company serves three markets with consistent product and service offerings: Commercial, Government and the Intelligence Community.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond its control. These factors include the demand for the Company's services and proprietary products, the level of product and price competition, the length of the sales cycles, the delay or deferral of customer implementation, the success of the direct and indirect sales force and the Company's channel partners, the mix of products and services sold, the timing of hiring of new employees and/or consultants, the ability of the Company to control costs and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals..

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

Revenue Recognition - Long-Term Contracts - A portion of the Company's revenues are derived primarily from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Revenues

As previously disclosed in the financial statements for the year ended December 31, 2002, contained in the Company's Annual Form 10-KSB filed on March 31, 2003, the Company's reportable business segments were changed as a result of the change in management, which occurred in the fourth quarter of 2002. The Company's new management team is focused on selling automated content management solutions around regulated and compliance activities to Commercial, Government and Intelligence Community customers. Sales and marketing efforts are focused on our Content Management Services Layer (CMSL) that provides robust solutions that operate from within the ECM environment. Specifically, our Content Review, Content Assembly and Publishing, Content Security solutions combine our own AnnoDoc, Compose and Signet software with our unique framework components and professional services teams to better link business processes and critical content as they operate from within the ECM system. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the quarter ended June 30, 2003, total revenues decreased by approximately $501,000, or 20.4%, to approximately $1,958,000, down from approximately $2,459,000 for the quarter ended June 30, 2002. Revenues for each period consisted of the following:


                               Three Months Ended
                          (Dollar Amounts in Thousands)

                                   June 30, 2003       June 30, 2002       Increase (Decrease) %
                                   -------------       -------------       ---------------------
                Commercial
                ----------
                  Services             $     162           $     289               (43.9%)
              License fees                   436                 409                 6.6%
      Third party products                     -                   -                   -
                                       ---------           ---------            --------
  Total Commercial Revenue             $     598           $     698               (14.3%)
                                       =========           =========            ========

                Government
                ----------
                  Services             $     375           $     293                28.0%
              License fees                    32                  38               (15.8%)
      Third party products                     -                 134              (100.0%)
                                       ---------           ---------            --------
  Total Government Revenue             $     407           $     465               (12.5%)
                                       =========           =========            ========

              Intelligence
              ------------
                  Services             $     953           $   1,253               (23.9%)
              License fees                     -                   -                   -
      Third party products                     -                  43              (100.0%)
                                       ---------           ---------            --------
Total Intelligence Revenue             $     953           $   1,296               (26.5%)
                                       =========           =========            ========

            Total Revenues             $   1,958           $   2,459               (20.4%)
                                       =========           =========            ========

For the quarter ended June 30, 2003, total revenues for the Commercial segment were approximately $598,000, a decrease of approximately $100,000, or 14.3%, from total revenues of approximately $698,000 for the quarter ended June 30, 2002. The decrease was primarily the result of lower services revenue resulting from the completion of several projects, which was partially offset by higher software revenues from various commercial customers.

In the Government segment, total revenues were approximately $407,000 for the quarter ended June 30, 2003, a decrease of approximately $58,000, or 12.5%, from total revenues of approximately $465,000 for the quarter ended June 30, 2002. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products, which was partially offset by an increase in services revenues.

For the quarter ended June 30, 2003, total revenues for the Intelligence segment were approximately $953,000, a decrease of approximately $343,000, or 26.5%, from total revenues of approximately $1,296,000 for the quarter ended June 30, 2002. The decrease was primarily related to the termination of the Company's largest contract by a U.S. Government Agency. The U.S. Government intelligence customer accounted for approximately $699,000, or 53.9%, of the segment's total revenues for the quarter ended June 30, 2002. On March 1, 2002, the major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. On August 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer commenced, and for the quarter ended June 30, 2003, accounted for approximately $639,000, or 67.1%, of the segment's total revenues.

Gross Profit

Gross profit increased by approximately $35,000, or 3.7%, from approximately $940,000 for the three months ended June 30, 2002, to approximately $975,000 for the three months ended June 30, 2003. Gross margin as a percent of revenues increased from approximately 38.2% for the three months ended June 30, 2002 to approximately 49.8% for the three months ended June 30, 2003. The increase in gross margin was primarily the result of an increase in revenues from high-margin direct sales of proprietary software products combined with reductions in lower-margin sales through channel partners and in low-margin third party products.

Research and Development Expenses

Research and development expenses increased approximately $76,000, or 35.9%, from approximately $212,000 for the three months ended June 30, 2002, to approximately $288,000 for the three months ended June 30, 2003. The increase was the result of increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses increased approximately $71,000, or 12.4%, from approximately $571,000 for the three months ended June 30, 2002, to approximately $642,000 for the three months ended June 30, 2003. The increase was primarily the result of an increase in costs associated with sales and marketing personnel

Interest Income and Expense

Interest income increased by approximately $3,000, from $0 for the three months ended June 30, 2002, to approximately $3,000 for the three months ended June 30, 2003. The increase in interest income was due to higher cash and cash equivalent balances available for short-term investments. The Company incurred $0 interest expense for the quarter ended June 30, 2003, compared to approximately $14,000 of interest expense for the quarter ended June 30, 2002. The reduction in interest expense was the result of having no outstanding balances on the line of credit during the current quarter.


CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

For the six month period ended June 30, 2003, total revenues decreased by approximately $1,183,000, or 21.9%, to approximately $4,224,000. Revenues for each period consisted of the following:

                                Six Months Ended
                          (Dollar Amounts in Thousands)

                                   June 30, 2003       June 30, 2002       Increase (Decrease) %
                                   -------------       -------------       ---------------------
                Commercial
                ----------
                  Services             $     492           $     747               (34.1%)
              License fees                 1,133                 754                50.3%
      Third party products                     -                   -                   -
                                       ---------           ---------            --------
  Total Commercial Revenue             $   1,625           $   1,501                 8.3%
                                       =========           =========            ========

                Government
                ----------
                  Services             $     727           $     532                36.7%
              License fees                    70                  81               (13.6%)
      Third party products                     -                 289              (100.0%)
                                       ---------           ---------            --------
  Total Government Revenue             $     797           $     902               (11.6%)
                                       =========           =========            ========
              Intelligence
              ============
                  Services             $   1,802           $   2,917               (38.2%)
              License fees                     -                   -                   -
      Third party products                     -                  87              (100.0%)
                                       ---------           ---------            --------
Total Intelligence Revenue             $   1,802           $   3,004               (40.0%)
                                       =========           =========            ========
            Total Revenues             $   4,224           $   5,407               (21.9%)
                                       =========           =========            ========

For the six months ended June 30, 2003, total revenues for the Commercial segment were approximately $1,625,000, an increase of approximately $124,000, or 8.3%, from total revenues of approximately $1,501,000 for the six months ended June 30, 2002. The increase was primarily the result of a single large sale of AnnoDocTM software to a pharmaceutical company in the quarter ended March 31, 2003, which was partially offset by lower services revenue from various projects that were completed in the quarter ended June 30, 2003.

In the Government segment, total revenues were approximately $797,000 for the six months ended June 30, 2003, a decrease of approximately $105,000, or 11.6%, from total revenues of approximately $902,000 for the six months ended June 30, 2002. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products, which was partially offset by an increase in services revenues.

For the six months ended June 30, 2003, total revenues for the Intelligence segment were approximately $1,802,000, a decrease of approximately $1,202,000, or 40.0%, from total revenues of approximately $3,004,000 for the six months ended June 30, 2002. The decrease was primarily related to the termination of the Company's largest contract by a U.S. Government Agency. The U.S. Government intelligence customer accounted for approximately $2,018,000, or 67.2%, of the segment's total revenues for the six months ended June 30, 2002. On March 1, 2002, the major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. On August 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer commenced, and for the six months ended June 30, 2003, accounted for approximately $1,164,000, or 64.6%, of the segment's total revenues.

Gross Profit

Gross profit increased by approximately $484,000, or 28.9%, from approximately $1,676,000 for the six months ended June 30, 2002, to approximately $2,160,000 for the six months ended June 30, 2003. Gross margin as a percent of revenues increased from 31.0% for the six months ended June 30, 2002, to 51.1% for the six months ended June 30, 2003. The increase in gross margin for the six months ended June 30, 2003, was primarily the result of an increase in revenues from high-margin direct sales of proprietary software products combined with reductions in lower-margin sales through channel partners and in low-margin third party products.

Research and Development Expenses

Research and development expenses increased approximately $202,000, or 56.4%, from approximately $358,000 for the six months ended June 30, 2002, to approximately $560,000 for the six months ended June 30, 2003. The increase was attributable to increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $85,000, or 6.6%, from approximately $1,298,000 for the six months ended June 30, 2002, to approximately $1,383,000 for the six months ended June 30, 2003. The increase was primarily the result of an increase in costs associated with sales and marketing personnel.

Interest Income and Expense

Interest income decreased approximately $3,000, or 33.3%, from approximately $9,000 for the six months ended June 30, 2002, to approximately $6,000 for the six months ended June 30, 2003. The reduction in interest income was due to lower invested balances and interest rates compared to the same period in 2002. The Company incurred approximately $1,000 in interest expense for the six months ended June 30, 2003, compared to $24,000 of interest expense for the six months ended June 30, 2002. The decrease in interest expense resulted from higher interest rates and higher line of credit balances in the year earlier period.

Liquidity and Capital Resources

On July 30, 2003, the Company renewed its Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding") for a period of 12 months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company 30 days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company's receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2003, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

Prior to the quarter ended June 30, 2002, the Company had a history of operating and cash flow losses. Management took a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. As a result of these efforts, the Company has had five consecutive profitable quarters. Additionally, management was able to obtain receivable financing for working capital requirements. Management believes that existing cash, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2003. The Company plans to continue to use working capital to invest in R&D and sales and marketing in an effort to increase sales of proprietary software products, and expects that profitability during 2003 may be lower as a result of these investments.

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

The Company has been notified by the Department of Labor that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The independent Accountant's Opinions of the Benefit Plan's financial statements for the years ended December 31, 2000 and 2001 were completed and submitted in June 2003. Based on discussions with DOL representatives, management does not believe that DOL will impose any penalties on the Company.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003, that has materially affected and is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2003, at 9 a.m. EST, the Company's 2003 Annual Meeting of Shareholders was called to order. The only matter voted upon was the election of directors. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successor shall have been elected and qualified.

                                             Votes For      Votes Withheld
                                             ---------      --------------
         Richard T. Bueschel                 3,698,226          237,104
         Alan S. Fisher                      3,698,226          237,104
         Christine Hughes                    3,771,287          164,043
         Robert M. Leopold                   3,771,287          164,043
         Edwin A. Miller                     3,769,852          165,478
         Isaac M. Pollak                     3,769,750          165,580
         Millard H. Pryor, Jr.               3,770,537          164,793

Item 6. Exhibits and Reports On Form 8-K

     (a)  Exhibits

          The following Exhibits are filed herewith:

          10   1995 Stock Option Plan, as amended.

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          On May 13, 2003, the Company filed a Form 8-K reporting that it had issued a press release on May 12, 2003, which announced its first quarter 2003 financial results, and provided notice that the Company had scheduled a conference call for May 12, 2003, to discuss the Company's financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INFODATA SYSTEMS INC.
Date:   August 14, 2003
                                       BY:  /s/ Edwin A. Miller
                                            ------------------------------------
                                            Edwin A. Miller
                                            President and CEO
                                            (Principal Executive Officer)


                                       BY:  /s/ Norman F. Welsch
                                            ------------------------------------
                                            Norman F. Welsch
                                            Chief Financial Officer and
                                            Corporate Secretary
                                            (Principal Financial Officer)


                                       BY:  /s/ Laura L. Sullivan
                                            ------------------------------------
                                            Laura L. Sullivan
                                            Controller
                                            (Principal Accounting Officer)