Form 10QSB
period 2003-09-30
INFODATA SYSTEMS INC
filed 2003-11-14
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10416
                 ______________________________________________

                              INFODATA SYSTEMS INC.
              (Exact Name of Small Business Issuer in its Charter)

            Virginia                                 16-0954695
     (State of Incorporation)          (I.R.S. Employer Identification No.)

13454 Sunrise Valley Dr, Suite 500, Herndon, Virginia                 20171-3282
       (Address of Principal Executive Office)                        (Zip Code)

                   (703) 934-5205 (Issuer's Telephone Number)

12150 Monument Drive, Suite 400, Fairfax, Virginia                    22033-4063
                (Former Address)                                      (Zip Code)
                 ______________________________________________

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
      Title of Each Class                            on Which Registered
      -------------------                           ---------------------
             None                                       Not applicable

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock-$.03 Par Value
         --------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No X
                                                              ---      ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on September 30, 2003 as reported on the NASD OTC Bulletin Board, was approximately $4,244,157. Shares of Common Stock held by each director and officer and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 5,031,886 on October 31, 2003.

Transitional Small Business Disclosure Format:      Yes       No X
                                                       ---      ---

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page(s)

         Item 1.  Financial Statements (Unaudited)


                  Condensed Consolidated Statements of Operations             3
                    Three Months Ended September 30, 2003 and 2002


                  Condensed Consolidated Statements of Operations             4
                    Nine Months Ended September 30, 2003 and 2002


                  Condensed Consolidated Balance Sheets                       5
                    September 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Cash Flows             6
                    Nine Months Ended September 30, 2003 and 2002

                  Notes to Condensed Consolidated Financial Statements     7-14


         Item 2.  Management's Discussion and Analysis                    15-22

         Item 3.  Controls and Procedures                                    22


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders        23

         Item 5.  Other Information                                          23

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits                                              23

                  (b)  Reports on Form 8-K                                   23


SIGNATURES                                                                   24

CERTIFICATIONS                                                            25-27

PART I. FINANCIAL INFORMATION

Item 1.
                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                             2003         2002
                                                           -------      -------

Revenues                                                   $ 1,981      $ 2,237

Cost of revenues                                             1,125        1,242
                                                           -------      -------

Gross profit                                                   856          995

Operating expenses:
   Research and development                                    153          132
   Selling, general and administrative                         610          460
                                                           -------      -------
                                                               763          592
                                                           -------      -------

Operating income                                                93          403

Interest income                                                  2            3

Interest expense                                                (1)          (7)
                                                           -------      -------
Net income before income taxes                             $    94      $   399
Provision for income taxes                                    --           --
                                                           -------      -------
Net income                                                 $    94      $   399
                                                           =======      =======

Basic net income per share                                 $  0.02      $  0.08
                                                           =======      =======
Weighted average basic shares outstanding                    5,032        4,792
                                                           =======      =======
Diluted net income per share                               $  0.02      $  0.08
                                                           =======      =======
Weighted average diluted shares outstanding                  5,538        4,869
                                                           =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             2003         2002
                                                           -------      -------

Revenues                                                   $ 6,205      $ 7,644

Cost of revenues                                             3,189        4,973
                                                           -------      -------

Gross profit                                                 3,016        2,671

Operating expenses:
   Research and development                                    713          490
   Selling, general and administrative                       1,993        1,758
                                                           -------      -------
                                                             2,706        2,248
                                                           -------      -------

Operating income                                               310          423

Interest income                                                  8           12

Interest expense                                                (2)         (31)
                                                           -------      -------
Net income before income taxes                             $   316      $   404
Provision for income taxes                                    --           --
                                                           -------      -------
Net income                                                 $   316      $   404
                                                           =======      =======

Basic net income per share                                 $  0.06      $  0.08
                                                           =======      =======
Weighted average basic shares outstanding                    5,019        4,791
                                                           =======      =======
Diluted net income per share                               $  0.06      $  0.08
                                                           =======      =======
Weighted average diluted shares outstanding                  5,452        4,875
                                                           =======      =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Amounts in Thousands)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
Assets
Current assets:
   Cash and cash equivalents                          $  1,170       $  1,298
   Certificates of deposit                                 100            100
   Accounts receivable, net of allowance of $38
    in 2003 and $39 in 2002                              1,873          1,806
   Notes Receivable                                         13              0
   Prepaid expenses and other current assets                90             64
                                                      --------       --------
                  Total current assets                   3,246          3,268
                                                      --------       --------
Property and equipment, net                                195             79
Other assets                                                 3             20
                                                      --------       --------
Total assets                                          $  3,444       $  3,367
                                                      ========       ========
Liabilities and Shareholders' Equity
Current liabilities:
   Line of credit                                     $   --         $     55
   Accounts payable                                        119             91
   Accrued expenses                                        722            806
   Deferred rent                                            21           --
   Other accrued liabilities                                35           --
   Deferred revenue                                        560            753
                                                      --------       --------
            Total current liabilities                    1,457          1,705

Commitments and contingencies                             --             --

Shareholders' equity:
   Common stock                                            149            148
   Additional paid-in capital                           20,252         20,243
   Accumulated deficit                                 (18,414)       (18,729)
                                                      --------       --------
Total shareholders' equity                               1,987          1,662
                                                      --------       --------
Total liabilities and shareholders' equity            $  3,444       $  3,367
                                                      ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INFODATA SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                               2003       2002
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   316    $   404
Adjustments to reconcile net income to cash provided by
 operating activities:                                          --         --
   Stock based compensation expense                                6       --
   Depreciation and amortization                                  58        106
   Provision for doubtful accounts                              --            4
Changes in operating assets and liabilities:
   Accounts receivable                                           (67)     1,219
   Notes receivable                                              (13)      --
   Prepaid expenses and other current assets                     (10)       310
   Accounts payable                                               28     (1,088)
   Accrued expenses                                              (85)      (323)
   Other accrued liabilities                                      35       --
   Deferred rent                                                  21       --
   Deferred revenue                                             (193)      (220)
                                                             -------    -------
             Net cash provided by operating activities            96        412
                                                             -------    -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                             (173)       (11)
                                                             -------    -------
             Net cash used in investing activities              (173)       (11)
                                                             -------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net repayments under short-term debt                             (55)      (413)
Issuance of common stock                                           4       --
                                                             -------    -------
             Net cash used in financing activities               (51)      (413)
                                                             -------    -------
Net decrease in cash and cash equivalents                       (128)       (12)
Cash and cash equivalents at beginning of period               1,298      1,002
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,170    $   990
                                                             =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003 and 2002

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

Prior to the quarter ended September 30, 2002, the Company had a history of operating and cash flow losses. Management took a number of actions in 2002, including reductions in work force and other cost-cutting measures, to restore the Company to positive operations and cash flows.

Throughout the last nine months, a new management team with a new vision and fresh ideas was put in place. The new management team focuses on marketing and delivering tailored solutions to Commercial, Government and Intelligence Community customers. The Company provides a convenient, cost effective and centralized source of Enterprise Content Management (ECM) applications and deep ECM domain expertise. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. The solution offerings focus on significantly reducing the challenges and inefficiencies that customers face with content management, such as ECM Environment, Integrated Case Management, Citizen Feedback, Content Addressed Storage, Forms Process Automation and Records Management. The strategic business plan has continued to evolve, with marketing and delivery now primarily focused on leveraging the Company's proprietary products and deep ECM domain expertise by exploiting partnering and fulfillment opportunities, and expanding sales and marketing as an investment for future profitable growth. Because of these changes and efforts, the Company has had six consecutive profitable quarters. Additionally, management was able to renew its receivable financing agreement at improved terms for working capital requirements. Management believes that existing cash, short-term investments and the credit facility will be sufficient to fund working capital requirements through 2004.

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

4) New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not believe that this statement will have a material effect on the Company.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has not issued such financial instruments, and therefore is currently not affected by SFAS 150.

5) Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

     The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the three and nine month periods ended September 30, 2003 and 2002:

                                                         Three Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------
     Denominator for basic earnings per
      share, weighted average shares                 5,031,619       4,791,707
     Employee stock options                            506,046          77,767
                                                     ---------       ---------
     Denominator for diluted earnings per
      share, weighted average shares                 5,537,665       4,869,474
                                                     =========       =========

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------
     Denominator for basic earnings per
      share, weighted average shares                 5,018,952       4,791,469
     Employee stock options                            433,364          83,684
                                                     ---------       ---------
     Denominator for diluted earnings per
      share, weighted average shares                 5,452,316       4,875,153
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

     The following table presents pro forma net income (loss) and per share amounts for the three and nine month periods ended September 30, 2003 and 2002, as if the fair value method had been applied to employee stock options granted. Due to the significant number of stock options forfeited during the nine month period ended September 30, 2003, the pro forma effect of applying the fair value method for this period results in a benefit.

                                                         Three Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------

     Net income as reported                          $  94,000       $ 399,000
     Add: Stock compensation included in net
            income, as reported                          6,000            --
     Less: Pro forma compensation (expense) .          (12,000)        (44,000)
                                                     ---------       ---------
     Pro forma net income                            $  88,000       $ 355,000
                                                     =========       =========

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------
     Net income as reported                          $ 316,000       $ 404,000
     Add: Stock compensation included in net
            income, as reported                          6,000            --
     Less: Pro forma compensation
            benefit (expense)                           32,000         (53,000)
                                                     ---------       ---------
     Pro forma net income                            $ 354,000       $ 351,000
                                                     =========       =========

Net income per share:
                                                         Three Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------
     Basic, as reported                                $0.02           $0.08
     Diluted, as reported                              $0.02           $0.08
     Basic, pro forma                                  $0.02           $0.07
     Diluted, pro forma                                $0.02           $0.07

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------
     Basic, as reported                                $0.06           $0.08
     Diluted, as reported                              $0.06           $0.08
     Basic, pro forma                                  $0.07           $0.07
     Diluted, pro forma                                $0.06           $0.07

NOTE C - SHORT-TERM DEBT

On July 30, 2003, the Company renewed its Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding") for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company's receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of September 30, 2003, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

NOTE D - SETTLEMENT RELATED TO TERMINATION OF GOVERNMENT CONTRACT

On March 1, 2002, the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the "Customer Contract"), which accounted for approximately $47,000, or 2.1%, and $1,868,000, or 24.4%, of the Company's total revenue in the three and nine month periods ended September 30, 2002, was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 99% award fee rating on its performance, the terms of the Customer Contract provided the government customer the right to change the scope of its services engagement, which is typical in virtually all government contracts.

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

As a result of the termination of the Customer Contract, the Company took certain steps to control its expenses, including reducing the number of its employees and reducing rent expense and expenditures in other areas. In May 2002, another contract with the same customer commenced, and accounted for approximately $556,000, or 28.1%, and $1,721,000, or 27.7%, of the Company's total revenue in the three and nine month periods ended September 30, 2003, respectively, and approximately $492,000, or 22.0%, and $872,000, or 11.4%, of total revenues for the three and nine month periods ended September 30, 2002, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

Costs charged to cost-type U.S. Government contracts are subject to audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 - 2001 was completed and settled. As such, the Company was entitled to bill approximately $71,000 of previously unrecognized cost and profit. The Company is continuing the process of administratively closing-out several old contracts that date back as far as 1992. In the opinion of management, adjustments resulting from the completion of future audits and contract close-outs are not expected to have a material impact on the Company's financial position or results of future operations.

The Company has been notified by the Department of Labor ("DOL") that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements, to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The independent Accountant's Opinions of the Benefit Plan's financial statements for the years ended December 31, 2000 and 2001, were completed and submitted in June 2003. Based on discussions with DOL representatives, management does not believe that DOL will impose any penalties on the Company. The independent Accountant's Opinion on the Benefit Plan's financial statements for plan year ended December 31, 2002, was timely filed.

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

On April 4, 2003, the Company signed a sublease (the "Sublease") with BAAN U.S.A., Inc. ("Baan") for the subleasing by the Company from Baan of approximately 14,000 square feet of finished and furnished office space (the "Premises") at One Dulles Tech Center, 13454 Sunrise Valley Drive, Herndon, Virginia 20171 (the "Building"). The term of the Sublease commenced on August 1, 2003. The term of the Sublease was scheduled to expire on July 31, 2009, and the rent under the Sublease provided for the Company to pay to Baan a base rent for the Premises (the "Sublease Base Rental Amount") plus an additional amount for the rental of certain furnishings and equipment located in the Premises (the "Sublease Equipment Rental Amount") which are leased by Baan, with the Company having the option to purchase such furnishings and equipment (the "Furniture and Equipment") from Baan at the end of the term of the Sublease. The Company also paid to Baan a security deposit in the amount of $52,500 (the "Security Deposit") to be held by Baan for the Company's performance under the Sublease, with such Security Deposit to be decreased to $36,400 on the first anniversary of the Sublease if the Company was not in default under the Sublease, and with such Security Deposit to be further reduced to $18,923 on the second anniversary of the Sublease if the Company was not in default under the Sublease. Thereafter, Baan had the right to hold the remaining amount of the Security Deposit during the remaining term of the Sublease to ensure the performance of the Sublease by the Company.

On September 23, 2003, the Company received a letter (the "Notice") from the new owner of the Building (the "Master Landlord") in which the Company was informed by the Master Landlord that (i) Baan was in default without cure under the prime lease for the Premises with the Master Landlord, and (ii) the Company was instructed to remit all future rent payments directly to the Master Landlord, with which the Company has complied without objection by Baan. Pursuant to the terms of the Sublease between Baan and the Company, this default by Baan under the prime lease constituted a breach of the Sublease for which Baan became liable to the Company for all damages incurred by the Company as a result of any change to or termination of the Sublease, including the obligation by Baan to indemnify the Company from any and all losses and/or damages, including, but not limited to, reasonable attorneys fees claimed against and/or incurred by the Company as a result such breach of the Master Lease by Baan.

As of November 1, 2003, the Company entered into a new direct lease with the Master Landlord for the Company to remain in the Premises (the "New Lease"). The New Lease contains, in addition to customary lease terms and conditions, the following provisions: (i) the total rental amount under the New Lease equals the Sublease Base Rental Amount plus the Sublease Equipment Rental Amount, which are the same amounts that the Company had been paying to Baan under the Sublease,
(ii) the Security Deposit is now being held by the Master Landlord, (iii) the Master Landlord has guaranteed that the Company will receive from the Master Landlord, on or before November 1, 2004, the sole ownership and title to the Furniture and Equipment in consideration for the amount of the Security Deposit being thereafter retained by the Master Landlord as payment for the Furniture and Equipment, and (iv) the Master Landlord will not require any new security deposit from the Company under the New Lease for the Premises. The Company believes that the present market value of the Furniture and Equipment is greater than the amount of the Security Deposit, and as of September 30, 2003, has recorded Furniture and Equipment assets of $87,500, which represents the Company's Security Deposit of $52,500 to be retained by the Master Landlord as payment for the Furniture and Equipment, plus the total of $35,000 in Furniture and Equipment payments to be made by the Company to the Master Landlord as part of the total rent over the initial twelve-month period pursuant to the terms of the New Lease. In addition, the Company has recorded an accrued liability in the amount of $35,000 for the balance due as payment for the Furniture and Equipment. As a result of the foregoing and as a condition of the New Lease, the Company has released Baan from any further liability to the Company due to the breach by Baan of the Sublease.

The New Lease commenced on November 1, 2003, and terminates on July 31, 2009. The cost per square foot has a fixed escalation of approximately 4% effective on July 31, 2004, and each anniversary thereafter. Aggregate future minimum payments, excluding the payments totaling $35,000 for the Furniture and Equipment, are approximately $1,506,610. In accordance with US

GAAP, the Company will recognize rent expense on a straight-line basis over the term of the lease.

NOTE F - CHANGES IN SHAREHOLDERS' EQUITY

During the quarter ended September 30, 2003, certain employees and former employees exercised incentive stock options to purchase five hundred shares of common stock at $0.12 per share, resulting in net proceeds to the Company of approximately $60. During the quarter ended June 30, 2003, certain employees and former employees exercised incentive stock options to purchase 8,189 shares of common stock at a price of $0.12 per share, resulting in net proceeds to the Company of approximately $1,000. During the quarter ended March 31, 2003, certain employees and former employees exercised incentive stock options to purchase 24,125 shares of common stock at a price of $0.12 per share, resulting in net proceeds to the Company of approximately $3,000.

On January 27, 2003, the Company awarded 12,500 shares of restricted common stock to Norman Welsch, Chief Financial Officer and Corporate Secretary, in connection with his employment with the Company. As a result, the Company recorded compensation expense of approximately $6,000 during the quarter ended March 31, 2003.

NOTE G - SEGMENT REPORTING

As previously disclosed in the financial statements for the year ended December 31, 2002, contained in the Company's Annual Form 10-KSB filed on March 31, 2003, the Company's reportable business segments were changed as a result of the change in management, which occurred in the fourth quarter of 2002. Prior period results have been restated to conform to the current period's presentation. The new management team focuses on marketing and delivering tailored solutions to Commercial, Government and Intelligence Community customers. The Company provides a convenient, cost effective and centralized source of Enterprise Content Management (ECM) applications and deep ECM domain expertise. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are a combination of services, proprietary products and third party products. Services revenues are derived from implementing specific vertical market solutions that enhance the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

Infodata's management team budgets and evaluates its segment performance on the basis of revenues less direct costs, which includes all direct labor and fringe benefits, other direct costs and all overhead labor plus related fringe benefits and non-labor overhead costs, that either is caused by or benefits each segment. In prior years, direct costs used to determine segment profit included direct labor and fringe benefits, other direct costs, and overhead labor and related fringe benefits. The Company does not internally report assets on a segment basis. For comparison purposes, the Company has prepared separate information for the three and nine month periods ended September 30, 2003 and 2002, to conform to the Commercial, Government and Intelligence Community segments.

The tables below present information about reported segments for the three and nine month periods ended September 30, 2003 and
2002, as well as a reconciliation to reported income before income taxes (in thousands).

                               Three Months Ended September 30, 2003                Three Months Ended September 30, 2002
                         ------------------------------------------------     ------------------------------------------------
                         Commercial   Government   Intelligence    Total      Commercial   Government   Intelligence   Total
                         ------------------------------------------------     ------------------------------------------------

Revenues
   Services                $  104       $  403        $  983      $1,490        $  303       $  423        $  865     $1,591
   License fees               438           36          --           474           501           35          --          536
   Third party products      --           --              17          17          --            110          --          110
                           ------       ------        ------      ------        ------       ------        ------     ------
       Total revenues      $  542       $  439        $1,000      $1,981        $  804       $  568        $  865     $2,237

Direct costs                  143          307           675       1,125           262          405           575      1,242
                           ------       ------        ------      ------        ------       ------        ------     ------

Segment profit                399          132           325         856           542          163           290        995


Research and development                                            (153)                                               (132)

Other costs not allocated
 to segments, primarily
 selling, general and
 administrative                                                     (610)                                               (460)

Interest, net                                                          1                                                  (4)
                                                                  ------                                              ------
Income before income
 taxes                                                            $   94                                              $  399
                                                                  ======                                              ======


                               Nine Months Ended September 30, 2003                 Nine Months Ended September 30, 2002
                         ------------------------------------------------     ------------------------------------------------
                         Commercial   Government   Intelligence    Total      Commercial   Government   Intelligence   Total
                         ------------------------------------------------     ------------------------------------------------

Revenues
   Services                $  596       $1,130        $2,785      $4,511        $1,050       $  955        $3,782      $5,787

   License fees             1,571          106          --         1,677         1,255          116          --         1,371
   Third party
     products                --           --              17          17          --            399            87         486
                           ------       ------        ------      ------        ------       ------        ------      ------
       Total revenues      $2,167       $1,236        $2,802      $6,205        $2,305       $1,470        $3,869      $7,644

Direct costs                  552          792         1,845       3,189         1,089        1,106         2,778       4,973
                           ------       ------        ------      ------        ------       ------        ------      ------

Segment profit              1,615          444           957       3,016         1,216          364         1,091       2,671


Research and development                                            (713)                                               (490)

Other costs not allocated
 to segments, primarily
 selling, general and
 administrative                                                   (1,993)                                             (1,758)

Interest, net                                                          6                                                 (19)
                                                                  ------                                              ------

Income before income
 taxes                                                            $  316                                              $  404
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

Company Overview

The Company provides a convenient, cost effective and centralized source of Enterprise Content Management (ECM) applications and deep ECM domain expertise. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. The solution offerings focus on significantly reducing the challenges and inefficiencies that customers face with content management, such as ECM Environment, Integrated Case Management, Citizen Feedback, Content Addressed Storage, Forms Process Automation and Records Management. The strategic business plan has continued to evolve, with marketing and delivery now primarily focused on leveraging the Company's proprietary products and deep ECM domain expertise by exploiting partnering and fulfillment opportunities, and expanding sales and marketing as an investment for future profitable growth. Revenues from licensing proprietary software products include AnnoDoc(R), Compose(R), Signet, INQUIRE(R)/Text software, WebINQUIRE(R), and their associated maintenance and support. Revenues from third party products include software and hardware with some related services. The Company serves three markets with consistent product and service offerings: Commercial, Government and the Intelligence Community.

The Company's future operating results may vary significantly and are difficult to predict due to a number of factors, many of which are beyond its control. These factors include the demand for the Company's services and proprietary products, the level of product and price competition, the length of the sales cycles, the delay or deferral of customer implementation, the success of the direct and indirect sales force and the Company's channel partners, the mix of products and services sold, the timing of hiring of new employees and/or consultants, the ability of the Company to control costs and general domestic economic and political conditions which could have an adverse effect on the Company's ability to meet its operating goals.

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

Revenue Recognition - Long-Term Contracts - A portion of the Company's revenues are derived primarily from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage which costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Revenues
As previously disclosed in the financial statements for the year ended December 31, 2002, contained in the Company's Annual Form 10-KSB filed on March 31, 2003, the Company's reportable business segments were changed as a result of the change in management, which occurred in the fourth quarter of 2002. The new management team focuses on marketing and delivering tailored solutions to Commercial, Government and Intelligence Community customers. The Company provides a convenient, cost effective and centralized source of Enterprise Content

Management (ECM) applications and deep ECM domain expertise. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the quarter ended September 30, 2003, total revenues decreased by approximately $256,000, or 11.4%, to approximately $1,981,000, down from approximately $2,237,000 for the quarter ended September 30, 2002. Revenues for each period consisted of the following:

                                     Three Months Ended
                               (Dollar Amounts in Thousands)

                            September 30, 2003   September 30, 2002   Increase (Decrease) %
                            ------------------   ------------------   ---------------------

                Commercial
                ----------
                  Services       $     104           $      303              (65.7%)
              License fees             438                  501              (12.6%)
      Third party products              --                   --                 --
                            ---------------------------------------------------------------
  Total Commercial Revenue       $     542           $      804              (32.6%)
                            ===============================================================

                Government
                ----------
                  Services       $     403           $      423               (4.7%)
              License fees              36                   35                2.9%
      Third party products              --                  110             (100.0%)
                            ---------------------------------------------------------------
  Total Government Revenue       $     439           $      568              (22.7%)
                            ===============================================================

              Intelligence
              ------------
                  Services       $     983           $      865               13.6%
              License fees              --                   --                 --
      Third party products              17                   --              100.0%
                            ---------------------------------------------------------------
Total Intelligence Revenue      $    1,000           $      865               15.6%
                            ===============================================================

            Total Revenues      $    1,981           $    2,237              (11.4%)
                            ===============================================================

For the quarter ended September 30, 2003, total revenues for the Commercial segment were approximately $542,000, a decrease of approximately $262,000, or 32.6%, from total revenues of approximately $804,000 for the quarter ended September 30, 2002. The decrease was primarily the result of a decline in services revenues resulting from the completion of several projects, and lower license fee revenues from various commercial customers.

In the Government segment, total revenues were approximately $439,000 for the quarter ended September 30, 2003, a decrease of approximately $129,000, or 22.7%, from total revenues of approximately $568,000 for the quarter ended September 30, 2002. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products.

For the quarter ended September 30, 2003, total revenues for the Intelligence segment were approximately $1,000,000, an increase of approximately $135,000, or 15.6%, from total revenues of approximately $865,000 for the quarter ended September 30, 2002. The increase was primarily the result of higher services revenues from its intelligence customers.

Gross Profit

Gross profit decreased by approximately $139,000, or 14.0%, from approximately $995,000 for the three months ended September 30, 2002, to approximately $856,000 for the three months ended September 30, 2003. Gross margin as a percent of revenues decreased from approximately 44.5% for the three months ended September 30, 2002 to approximately 43.2% for the three months ended September 30, 2003. The decrease in gross margin was primarily the result of the mix of the overall lower revenue in the current quarter.

Research and Development Expenses

Research and development expenses increased approximately $21,000, or 15.9%, to approximately $153,000 for the three months ended September 30, 2003, up from approximately $132,000 for the three months ended September 30, 2002. The increase was the result of increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $150,000, or 32.6%, to approximately $610,000 for the three months ended September 30, 2003, up from approximately $460,000 for the three months ended September 30, 2002. The increase was primarily the result of an increase in costs associated with sales, marketing and management personnel.

Interest Income and Expense

Interest income decreased by approximately $1,000, to approximately $2,000 for the three months ended September 30, 2003, from $3,000 for the three months ended September 30, 2002. The decrease in interest income was due to lower interest rates than in the comparable period. The Company incurred $1,000 of interest expense for the quarter ended September 30, 2003, compared to approximately $7,000 of interest expense for the quarter ended September 30, 2002, a decrease of approximately $6,000. The reduction in interest expense was the net result of having no outstanding balances on the line of credit during the current quarter.


CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues
For the nine months ended September 30, 2003, total revenues decreased by approximately $1,439,000, or 18.8%, to approximately $6,205,000. Revenues for each period consisted of the following:

                                     Nine Months Ended
                               (Dollar Amounts in Thousands)

                            September 30, 2003      September 30, 2002        Increase (Decrease) %
                            ------------------      ------------------        ---------------------

                Commercial
                ----------
                  Services       $      596             $    1,050                     (43.2%)
              License fees            1,571                  1,255                      25.2%
      Third party products               --                     --                        --
                            -----------------------------------------------------------------------
  Total Commercial Revenue       $    2,167             $    2,305                      (6.0%)
                            =======================================================================

                Government
                  Services       $    1,130             $      955                      18.3%
              License fees              106                    116                      (8.6%)
      Third party products               --                    399                    (100.0%)
                            -----------------------------------------------------------------------
  Total Government Revenue       $    1,236             $    1,470                     (15.9%)
                            =======================================================================

              Intelligence
                  Services       $    2,785             $    3,782                     (26.4%)
              License fees               --                     --                       --
      Third party products               17                     87                     (80.5%)
                            -----------------------------------------------------------------------
Total Intelligence Revenue       $    2,802             $    3,869                     (27.6%)
                            =======================================================================

            Total Revenues       $    6,205             $    7,644                     (18.8%)
                            =======================================================================


For the nine months ended September 30, 2003, total revenues for the Commercial segment were approximately $2,167,000, a decrease of approximately $138,000, or 6.0%, from total revenues of approximately $2,305,000 for the nine months ended September 30, 2002. The decrease was primarily the combined result of a decrease in services revenues from various projects that were completed in prior periods, which was partially offset by an increase in license fees from a single large sale of AnnoDocTM software to a pharmaceutical company in the quarter ended March 31, 2003.

In the Government segment, total revenues were approximately $1,236,000 for the nine months ended September 30, 2003, a decrease of approximately $234,000, or 15.9%, from total revenues of approximately $1,470,000 for the nine months ended September 30, 2002. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products, which was partially offset by an increase in services revenues.

For the nine months ended September 30, 2003, total revenues for the Intelligence segment were approximately $2,802,000, a decrease of approximately $1,067,000, or 27.6%, from total revenues of approximately $3,869,000 for the nine months ended September 30, 2002. The decrease was primarily related to the termination of the Company's largest contract by a U.S. Government Agency. The U.S. Government intelligence customer accounted for approximately $2,741,000, or 70.8%, of the segment's total revenues for the nine months ended September 30, 2002. On March 1, 2002, the major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. On August 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer commenced, and for the nine months ended September 30, 2003, accounted for approximately $1,721,000, or 61.4%, of the segment's total revenues. For the nine months ended September 30, 2002, this contract accounted for approximately $872,000, or 22.5%, of the segment's total revenues.

Gross Profit

Gross profit increased by approximately $345,000, or 12.9%, to approximately $3,016,000 for the nine months ended September 30, 2003, up from approximately $2,671,000 for the nine months ended September 30, 2002. Gross margin as a percent of revenues increased to 48.6% for the nine months ended September 30, 2003, up from 34.9% for the nine months ended September 30, 2002. The increase in gross margin was primarily the net result of an increase in revenues from high-margin direct sales of proprietary software products, and decreases in comparatively lower-margin services revenues, low-margin sales through channel partners, and low-margin third party products.

Research and Development Expenses

Research and development expenses increased approximately $223,000, or 45.5%, to approximately $713,000 for the nine months ended September 30, 2003, up from approximately $490,000 for the nine months ended September 30, 2002. The increase was attributable to increased spending for the development and enhancement of the Company's proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $235,000, or 13.4%, to approximately $1,993,000 for the nine months ended September 30, 2003, up from approximately $1,758,000 for the nine months ended September 30, 2002. The increase was primarily the result of an increase in costs associated with sales, marketing and management personnel.

Interest Income and Expense

Interest income decreased approximately $4,000, or 33.3%, to approximately $8,000 for the nine months ended September 30, 2003, from approximately $12,000 for the nine months ended September 30, 2002. The reduction in interest income was due to lower invested balances and interest rates compared to the same period in 2002. The Company incurred approximately $2,000 in interest expense for the nine months ended September 30, 2003, a decrease of approximately $29,000 compared to $31,000 of interest expense for the nine months ended September 30, 2002. The decrease in interest expense was the combined result of higher interest rates and higher line of credit balances in the year earlier period.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents of approximately $1,170,000 and net working capital of approximately $1,789,000. At September 30, 2002, the Company had cash and cash equivalents of approximately $990,000 and net working capital of approximately $1,240,000. As of December 31, 2002, the Company had cash and cash equivalents of approximately $1,298,000 and working capital of approximately $1,563,000. When compared to December 31, 2002, cash and cash equivalents for the nine months ended September 30, 2003 decreased by approximately $128,000, which was primarily the net result of purchases of property and equipment and net repayments of short-term debt, which was partially offset by net cash provided by operating activities. The increase in working capital of approximately $226,000 was primarily the result of the Company's net income for the nine months ended September 30, 2003.

On July 30, 2003, the Company renewed its Assignment and Transfer of Receivables Agreement ("Assignment Agreement") with Commerce Funding Corporation ("Commerce Funding") for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company's receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of September 30, 2003, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

Prior to the quarter ended September 30, 2002, the Company had a history of operating and cash flow losses. Management took a number of actions in 2002, including reductions in force and other cost-cutting measures, to restore the Company to positive operations and cash flows. As a result of these efforts, the Company has had six consecutive profitable quarters. Additionally, management was able to obtain receivable financing for working capital requirements. Management believes that existing cash, short-term investments, and the credit facility will be sufficient to fund working capital requirements through 2004. The Company plans to continue to use working capital to invest in R&D and sales and marketing in an effort to increase sales of proprietary software products, and expects that profitability during 2003 may be lower as a result of these investments.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 - 2001 was completed and settled. As such, the Company was entitled to bill approximately $71,000 of previously unrecognized cost and profit. The Company is continuing the process of administratively closing-out several old contracts that date back as far as 1992. In the opinion of management, adjustments resulting from the completion of future audits and contract close-outs are not expected to have a material impact on the Company's financial position or results of future operations.

The Company has been notified by the Department of Labor that its employee benefit plan (the "Benefit Plan") which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant's Opinion rendered on the Benefit Plan's financial statements to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The independent Accountant's Opinions of the Benefit Plan's financial statements for the years ended December 31, 2000 and 2001 were completed and submitted in June 2003. Based on discussions with DOL representatives, management does not believe that DOL will impose any penalties on the Company. The independent Accountant's Opinion on the Benefit Plan's financial statements for plan year ended December 31, 2002, was timely filed.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Item 3.   Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          On October 27, 2003, the Company issued a press release announcing the formation of a Board of Advisors (the "Advisory Board") and that four highly regarded executive leaders had accepted immediate positions. Each Advisory Board member has agreed to serve a two-year term. As an incentive to join the Advisory Board, each member was granted a non-qualified stock option to purchase 15,000 shares of the Company's common stock with an exercise price equivalent to the fair market value at date of grant, and which vests ratably each quarter during the two-year term. In addition, as compensation for their services over the two-year term, each member is to receive a quarterly grant of non-qualified stock options to purchase 2,000 shares of the Company's common stock, with an exercise price equivalent to the fair market value at date of grant and which are fully vested at date of grant.

Item 6.   Exhibits and Reports On Form 8-K
          (a) Exhibits

              The following Exhibits are filed herewith:

              31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

           On August 13, 2003, the Company filed a Form 8-K reporting that it had issued a press release on August 12, 2003, which announced its second quarter 2003 financial results, and provided notice that the Company had scheduled a conference call for August 12, 2003, to discuss the Company's financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INFODATA SYSTEMS INC.

Date:   November 14, 2003
                                     BY:  /s/ Edwin A. Miller
                                         ---------------------------------------
                                          Edwin A. Miller
                                          President and CEO
                                          (Principal Executive Officer)


                                     BY:  /s/ Norman F. Welsch
                                         ---------------------------------------
                                          Norman F. Welsch
                                          Chief Financial Officer and Corporate
                                          Secretary
                                          (Principal Financial Officer)


                                     BY:  /s/ Laura L. Sullivan
                                         ---------------------------------------
                                          Laura L. Sullivan
                                          Controller
                                          (Principal Accounting Officer)