Form 10KSB
period 2003-12-31
INFODATA SYSTEMS INC
filed 2004-03-30
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10416

INFODATA SYSTEMS INC.
(Exact Name of Small Business Issuer in its Charter)

Virginia	16-0954695
(State of Incorporation)	(I.R.S. Employer Identification No.)
13454 Sunrise Valley Drive, Herndon, Virginia	20171
(Address of Principal Executive Office)	(Zip Code)

(703) 934-5205 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registe7red
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock-$.03 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X    No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The registrant’s revenues for the fiscal year ended December 31, 2003 were $8,408,000.

As of March 29, 2004, there were 5,041,574 common shares outstanding. As of March 29, 2004, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting common shares held by non-affiliates was approximately $6,462,835.

Transitional Small Business Disclosure Format (check one): Yes  _____ No     X

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-KSB is incorporated by reference from the registrant’s definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.  Description of Business

Founded in 1968, Infodata Systems Inc. (“Infodata” or the “Company”) is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata serves approximately 6,000 customers encompassing 500 of the global 1000, 50% of tier one Life Science firms, and numerous Government and Intelligence agencies and organizations.

Infodata’s business includes a system integration services capability in which the Company assists regulated businesses and government agencies in constructing and/or augmenting Enterprise Content Management (“ECM”) environments. The Company’s solution approach involves the integration of its own market-leading propriety technology with other leading-edge solution environments, as many of our customer engagements often lead to the sale of our own proprietary technologies. The Company is targeting expansion of its market position by delivering compliance-driven solutions via a Content Management Services Layer (“CMSL”) designed to enhance the capabilities of content management systems for regulatory compliance. The Company believes that the CMSL is potentially valuable to those organizations that have content management systems and require an open approach to allow for significant improvement in interoperability between commercial-off-the-shelf applications. Wider adoption of content management systems has been hampered by the limited ability to effectively migrate content with its associated mission critical processes. The potential value of the CMSL resides in the establishment and optimization of content management systems as an open approach that bridges the gap between the desktop and the backend system. Infodata is creating a CMSL for customers that provides for highly effective user functionality such as parallel document review and annotations, automated document assembly, link management and error correction, content formatting, metadata management, document auditing, electronic Common Technical Document (“eCTD”) auditing, automated publishing, and content security. With the CMSL, Infodata plans to deliver solutions from within the ECM environment, thus ensuring regulatory compliance of that content across its full lifecycle (see graphic below).

[GRAPHIC OMITTED]

Compliance mandates will continue to force the adoption of ECM systems to control content in an enterprise-wide repository, resulting in an increase in the demand for functionality that specifically addresses how that content is authored, reviewed, assembled and published, secured and archived. Large end user software companies lack the vertical market expertise to provide these solutions. It is in this area that a broad set of software offerings in the CMSL layer is critical. By translating business needs into the proper technology implementation, Infodata is able to help organizations increase Return on Investment (ROI) and improve efficiencies by lowering implementation and operational costs, expanding automation and customer service capabilities, and above all, providing trusted content while ensuring compliance.

Infodata has a growing network of strategic partnerships and alliances, such as EMC/Documentum (NYSE: EMC), First Consulting Group (NASDAQ: FCGI), Liquent (NYSE: IHI), and IBM (NYSE: IBM) that act as resellers of Infodata’s proprietary products in delivering content management solutions to customers. Development is underway to expand the Company’s offerings by building adaptors to numerous ECM platforms and Java Data Base Connections (“JDBC”) compliant databases such as Oracle, SQL and DB2. This expanded functionality is designed to further enhance the abilities of the CMSL to provide a substantially broader solutions offering for enterprise grade annotation functionality for strict regulatory environments, electronic delivery of documents and digital rights management.

Commercial Business

In the Commercial sector, the Company targets Life Sciences, Financial Services and Energy companies in the Global 2000 who have significant problems in dealing with any or all of the following, especially as these activities relate to regulatory compliance:

•	Understanding, managing and optimizing document submission life cycles (i.e., new drug applications)

•	Standard Operating Procedures (SOP)

•	Environmental Records

•	Modification and publication of Technical Documents

•	Adverse Event Reporting

•	Contract Development and revisions

•	Document conversion and standardization

The Company has been working within vertical markets around compliance mandates for 36 years, and has a deep understanding of the issues surrounding these regulated communities. Infodata’s solutions can be customized to work in a variety of technology environments with a common goal of upholding compliance mandates set forth by regulations.

Government Business

In the Government market, Infodata targets Federal agencies such as FDA, HUD, FDIC, HHS, DOL and DoD where content re-use, conversion, tracking, control, review and publishing provide significant value and cost savings over currently used methods. Recent trends indicate a more rapid adoption of ECM systems in the Federal Government, because by its own nature, the Federal Government is in the business of creating, reviewing, assembling, publishing, and protecting information. As the government continues to deal with a staggering volume of content, the Company is presented with a significant opportunity to provide solutions that centralize and manage content to drive both efficiency and regulatory compliance. For the Government customer, the Company is improving processes, shortening work cycles, facilitating collaboration, enabling content sharing and ensuring content protection.

Intelligence Community Business

For more than 20 years, Infodata has been providing innovative software and services for the planning, collection, processing, analysis and dissemination of information to selected customers in the Intelligence (Intel) market. The Company’s experienced personnel support the specialized requirements of Intel customers, and design and deliver products and system solutions for all purposes, including source data capture, analyst collaboration, document management and search, multi-format delivery, and information visualization and exploitation. For the Intel customer, the Company is enabling agencies to achieve improved efficiencies, streamlined processes, and improved information sharing around their multiple forms of content.

The Company believes that there are significant growth opportunities within the Intel community for its proprietary products and solution offerings. Today, end users in the Intel community experience significant challenges surrounding review processes for content, including tracking who said what, and when they said it. The Company’s proprietary AnnoDoc® product is designed to significantly ease the challenges for these users. Furthermore, because much of the Intel content is rendered to PDF format in order to keep the original content fixed and unchangeable, there is still a need to re-purpose this content without compromising the fixed nature of the content. Infodata’s proprietary Compose® product provides considerable functionality for the Intel community to re-purpose, as needed, its fixed content without adversely affecting the original content.

Solution Offerings

Infodata’s solution offerings represent a significant opportunity to contribute to the long-term prosperity of the Company. The six solution concentrations below describe these offerings. They serve as important catalysts that drive the Company’s Sales, Marketing, Research and Development, and partner initiatives. The Company’s solution offerings are focused to meet market demands as they relate to Infodata’s three lines of business: Commercial, Government and Intel.

•	Enterprise Content Management (ECM) Environments: Increasing demands to provide improved services are significantly impacting organizations at all levels. The threat of terrorism, coupled with new privacy mandates regarding citizen information, is placing pressure on businesses and government to secure and protect the access, processing, and distribution of content. In addition, both public and private organizations must now manage exceedingly more content than just five years ago. It is for these reasons that Infodata continues to be a competitive contributor in the content management market for both delivering and optimizing ECM systems.

•	Records Management: Today’s growing regulatory pressures have had a dramatic effect on organizational record keeping and content life cycle processes. This trend shows no sign of easing as hundreds of new pieces of legislation dealing with content privacy and case management are currently pending in Congress. Government agencies and commercial entities continue to look towards fully integrated solutions that can meet or exceed compliance mandates, significantly reduce the risk of litigation, provide accelerated reporting, and lower total cost of ownership. It is at this point that Infodata delivers value in IT solutions for content management. We provide both public and private organizations with fully integrated solutions and services that meet or exceed compliance mandates.

•	Content Addressable Storage: Today’s economic environment is about doing more with less. This is especially true when dealing with fixed content storage. Organizations now must be able to access and provide files and records stored weeks, months or years ago – many times at a moment’s notice – or face regulatory scrutiny. Until now, storage and archiving has meant applying significant resources to tape drives, disks and file cabinets, all of which are extremely expensive to manage. After years of manipulating cumbersome and labor-intensive storage processes, companies and government agencies are seeking to improve regulatory compliance and make fixed content available for critical mission processes — all while lowering the total cost of storage ownership. Infodata delivers a fully integrated enterprise content management, records management, and content addressed storage solution that meets regulatory compliance, operational integrity, and organization-wide continuity.

•	Integrated Case Management: The IT modernization of today’s government is taking place at a rapid pace. Constituent interactions – Government-to-Citizen, Government-to-Business, and Government-to-Government – have come to insist on the same efficiency, convenience, and service levels that are found in the private sector. In addition to requirements for privacy and security, constituent satisfaction is being measured on factors such as effective sharing of information, coordinated interagency activities, and presenting a unified view of mission services to the public. Infodata’s Integrated Case Management solution helps agencies earn constituent satisfaction by delivering the ability to increase the flow of case management activities, as well as providing a complete view of their constituents and the services they receive.

•	Forms Process Automation: Paper forms are labor-intensive, prone to error, slow to process, costly to change, and are generally unsecured. Many electronic forms processing systems have simply mimicked traditional paper-based processes. Today’s operational needs are more demanding. Organizations are starting to realize that the most effective means for fulfilling broader mission requirements is to look beyond forms – to the content management activities they capture and process through those forms. Infodata’s interactive and intelligent forms-driven process automation combines content, data and business logic to improve operational efficiency, boost constituent satisfaction and meet increasingly demanding reporting requirements.

•	Citizen Feedback: Increased demands from citizens for their voices to be heard, as well as directives from e-government initiatives are bringing about significant pressure for improved processes that federal, state, and local organizations use to interact with the public. The government today must overcome many challenges to meet ever-growing public comment requirements. As many as 4,000 new rules are created annually by 160 federal agencies implementing laws passed by Congress. Infodata’s Citizen Feedback solutions deliver scalable mechanisms to capture, track, and report against a large volume of citizen commentary resulting from this growing crop of public service, judicial, and regulatory documents.

Proprietary Products and Products Under Development

Organizations are dealing with explosive growth in the amount of document content they must create and manage. There is also an increasing need to bring distributed groups of people together to collaborate on document creation and review. Infodata’s suite of proprietary products automate the life cycle of content management to improve efficiency and productivity and foster regulatory compliance. The Company plans to continue with its product development schedule and anticipates the release of AnnoDoc® 2.0 Compliance Edition, as well as Compose® Server, Signet 1.5, and a JDBC compliant adaptor. The following is a description of Infodata’s existing and in-process proprietary products.

•	AnnoDoc® provides seamless, secure integration between Adobe Acrobat’s annotation tools and a content repository, enabling enterprise-wide document collaboration. AnnoDoc merges the desktop power of Adobe Acrobat with the enterprise-wide global repository tools of Documentum. Offering an intuitive browser-based user interface, AnnoDoc can be used to annotate and streamline document review processes. AnnoDoc accelerates the document review process by permitting parallel processing while allowing the annotations to be stored as separate objects, preserving the document’s integrity. To date, Infodata has delivered over 175,000 AnnoDoc licenses worldwide and this product is utilized by approximately half of the tier-one life sciences companies.

•	AnnoDoc® Compliance Edition (CE) is Infodata’s next generation annotation product, which represents a new class of enterprise-grade annotation functionality for strict regulatory environments. AnnoDoc CE’s architecture is designed to provide users the ability to version annotations, import annotations for users outside the ECM environment without losing the identity of the annotation author, and provide for the transfer of annotation to other owners from within the ECM environment. In addition, this new CE product is designed for use in conjunction with Infodata’s Foundation Server (IFS), which provides users the ability to annotate content in any JDBC compliant data store across an entire organization, thus enhancing continuity.

•	Compose® Desktop provides a comprehensive set of publishing tools and is exposed as a plug-in for Adobe Acrobat software and streamlines many document production tasks. Compose is a proven product, saving users countless hours of work. The Compose tool palette allows easy access to more than 20 powerful publishing tools, which include the ability to repaginate documents; validate links; set security, printing, and file open options; and create bookmarks, hypertext links, and tables of content. The tightly integrated Compose toolset is scalable for extremely large file groups and is designed for processing files en masse.

•	Compose® Server is designed to include the same robust set of publishing tools as Compose Desktop but with the power of a server side component. Compose Server exposes many of the manual driven tools in the desktop version to other workflows, publishing applications, or portals, for a truly automated solution.

•	Signet is an off-the-shelf security solution that enables information publishers to ensure that only authorized users are able to read their PDF documents. Signet is ideal for publishers who want to exercise a high degree of control over a document’s use, including when and under what circumstances it will expire. Signet is currently being further developed under an Advanced Research & Development Agency (ARDA) contract to provide a demonstrable Trusted Content Platform environment to the Intel Community.

•	Infodata Foundation Server (IFS) is an extensible, J2EE-compliant Java middleware component. It forms the core of the Infodata product interaction, both between themselves and with numerous content repositories. IFS provides a set of core functionality that enables application-specific components to be installed and accessed through several well-defined application programming interfaces (APIs). The IFS is instrumental in providing customers with a vibrant content management software services layer. The creation of a separate product centralizes and standardizes Infodata’s proprietary products including AnnoDoc, Compose Server and Signet.

•	Java Data Base Connector (JDBC) is an adaptor that is designed to provide users the means to access and manipulate unstructured content that is housed in Java compliant databases such as Oracle, DB2, and SQL. This product is crafted to provide continuity for organizations that have content that is not housed in an ECM system yet needs to be accessed with the same robustness and with the same applications that are available from within the ECM environments. As an example, organizations with content on an Oracle database will be able to leverage AnnoDoc for annotations or Compose for automated publishing activities, even though they may not have an ECM system in place.

•	INQUIRE®/Text is a full-text retrieval product used for storing, indexing, retrieving, and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text software is used by major companies, utilities, hospitals and government agencies for automating document-centered applications such as on-line manuals, legislative tracking and regulatory compliance, library management, litigation support, medical records and government and military intelligence.

•	WebINQUIRE® is an extension product that provides web browser access to INQUIRE/Text collections. WebINQUIRE permits users to store documents created using desktop software on a mainframe computer, retrieve documents from the mainframe and edit them on their desktop using desktop applications, such as Microsoft Excel and Microsoft Word. In addition, WebINQUIRE’s search formats and views can be easily customized.

Infodata’s products are designed to add robustness to the content management services layer for ECM environments. The following graphic shows how our products, as well as other third party products, seamlessly interact act from within the CMSL.

[GRAPHIC OMITTED]

Industry Background

There is widespread agreement among analysts that the ECM market today has eclipsed a billion dollars and is growing rapidly. According to the research firm META Group, the ECM market will continue to grow into a $2.6 billion market by 2006 and $6B by 2008. The dramatic growth will continue because the impetus for ECM justification begins with information management and quickly migrates to organizational consistency, improved productivity, and cost reduction. This subsequently leads to customer service and records management improvements, which should accelerate time to market and improved regulatory compliance. In short, improving the ECM tools for the enterprise worker helps organizations strategically manage content to enable better front-line decisions, increase organizational efficiencies, and reduce costs.

Sales and Marketing

The market is highly fragmented, and while ECM platforms are enjoying greater adoption, they have created many problems for organizations that take an open approach, because these platforms require significant integration efforts to make them workable with organization-driven business processes. In addition, ECM platforms tend to limit the type and amount of other applications that can run from within any particular ECM environment. The Company believes that the solution is a broader set of software offerings that act as an integrated layer within these environments. This is the CMSL that Infodata plans to use to leverage specific expertise as an integrator, and equally important, as a products company delivering a set of proprietary COTS products that offer enterprise-wide value.

For various reasons, management believes that the Company’s expertise and approach positions it well in this market, and that at this layer the opportunity exists to be a market leader with CMSL and other expanded solution offerings, in two vertical markets: Life Sciences and the Intelligence Community. CMSL is complementary with the large ECM players because of Infodata’s compliance expertise in these vertical markets. Further, anticipated continued organic growth around services in Commercial, Government and the Intelligence Communities is expected to provide access to other regulatory-based customers and their requirements. Additionally, high priced solutions in the market today create opportunity at the low and mid-market levels, and the continued investment in the development and expansion of proprietary product offerings is expected to further enhance the CMSL, resulting in increased software sales that lead to more service engagements.

While management believes there is a compelling market opportunity for the foreseeable future, it recognizes there are risks in this strategy. The success of this strategy may be determined by several factors, of which many are beyond the Company’s control, such as whether or not compliance mandates and the “war on terror” will continue to force adoption of content management systems; large end user software companies remain lacking in vertical market expertise; the ECM market remains highly fragmented; as well as other factors.

The Company is focused on expanding its sales pipeline of prospects in the Commercial, Government, and Intelligence markets. The sales and marketing effort is focused on selling both software and solutions. The software sales team is comprised of inside sales, channel sales and named account sales. This sales team is selling products that often lead to services work. The solutions sales team is comprised of business development managers who are selling the Company’s solution offerings, which often lead to product sales. Business development efforts are focused on three areas: technology partners for ECM, large systems integration partners that have practices or specific delivery needs around content management, and direct customer sales efforts surrounding large customer proposal efforts. Infodata’s General Managers for each line of business are responsible for both sales and delivery into their respective vertical markets, thus ensuring customer satisfaction and revenue assurance.

Competitors

The market for the Company’s content management solutions is highly fragmented, intensely competitive and subject to rapid change as a result of technological advances, new product introductions and marketing activities by industry participants. Infodata faces a number of competitors in the content management solutions market.

In the Commercial market, the primary competitors include: Workshare, iMarkup Solutions, Information Graphics, Cimmetry Systems, Authentica, Adobe, Liquent, and other Documentum service providers. However, unlike Infodata, many of our competitors are not compliance focused nor do they have deep vertical expertise. In addition, they are either limited in their breadth of product offering, or are limited in an understanding of specific customer content management problems. In the Government and Intel markets, the Company faces competition from other federal contractors who bid on knowledge, document and records management projects.

The Company’s competitors may have longer operating histories; significantly greater financial, marketing, service, support, technical and other resources; better brand name recognition; and/or a larger installed customer base. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products and services. Moreover, the Company’s competitors may be able to develop products or services comparable or superior to those offered by the Company, offer lower priced products or services or adapt more quickly than the Company to new technologies or evolving customer requirements.

In order to be successful, the Company must respond to technological change, customer requirements and competitors’ current products, services, and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that competition will not have a material adverse effect on its business, operating results and financial condition.

Customers

Many major companies and government organizations use the Company’s proprietary products and services. Sales to government customers represented 66.9% of revenues in 2003 and 67.8% in 2002. Prime contracts with one U.S. Government intelligence customer accounted for approximately $2,734,000, or 32.5%, of the Company’s 2003 revenues, and approximately $3,742,000, or 38.2%, of the Company’s 2002 revenues. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under these subcontracts accounted for approximately $1,169,000, or 13.9%, of the Company’s 2003 revenues, and approximately $967,000, or 9.9%, of the Company’s 2002 revenues.

A prime contract with the Federal Deposit Insurance Corporation (the “FDIC Contract”) accounted for approximately $1,227,000, or 14.6%, of the Company’s 2003 revenues, and approximately $1,124,000, or 11.5%, of the Company’s 2002 revenues. On January 8, 2004, the Company was notified by the customer to stop work on its FDIC Corporate Document Management Imaging (“CDMI”) task due to FDIC program budget constraints. The CDMI task accounted for approximately $973,000, or 11.6%, of the Company’s 2003 revenues, and approximately $844,000, or 8.6%, or the Company’s 2002 revenues. During 2003 and 2002, the CDMI task was marginally profitable, and in time the Company expects to replace it with more profitable business.

Certain of the Company’s contracts with government organizations are competitively awarded after a formal bid and proposal competition among qualified bidders. These contracts may be cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, or fixed price contracts.

•	Cost-plus-fixed-fee (“CPFF”) contracts provide for the reimbursement of incurred costs during contract performance, to the extent that such costs are allowable and allocable, and the payment of a fixed fee. The size of the fee is limited by federal guidelines to a set percentage of the contract value.

•	Cost-plus-award-fee (“CPAF”) contracts typically provide for the reimbursement of costs and fee based upon a periodic evaluation of the Company’s performance against specified criteria.

•	Under time and materials contracts, the Company agrees to provide certain categories of labor that satisfy established education and experience qualifications at a fixed hourly rate. In these cases, the Company bears the risk that costs may exceed the fixed hourly rate, and the Company realizes all of the benefit or detriment resulting from decreases or increases in the cost per hour of performing the work.

•	Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the work.

Under certain circumstances and within prescribed timeframes, government contracts awarded to the Company are subject to protest by competitors. Further, the Company’s government contracts contain standard termination clauses that permit the government to terminate the contracts at any time, without cause.

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

Government contracts are subject to modification or termination in the event of changes in funding. The Company’s contract costs and revenues are subject to adjustment as a result of audits performed by the Defense Contract Audit Agency and/or other government auditors (collectively, the “Government Auditors”). The Government Auditors routinely audit cost-reimbursement contracts to verify that costs have been properly charged to the government. Many of the Company’s government contracts require certain of its employees to maintain security clearances complying with the requirements of various government agencies.

Research and Development

The Company’s 2003 Research and Development expenses increased from 2002 levels by 2.1% due to its decision to increase spending during the first nine months of 2003 on the development and enhancement of new and existing proprietary products. During the quarter ended December 31, 2003, the Company initiated a research and development strategy to conservatively retool the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. The Company believes that its proprietary technology will better serve customers by porting to an XML platform. Management will perform a comprehensive buy versus partner versus build analysis to determine the most effective manner to gain any needed additional technology.

Proprietary Rights

The Company has secured the protection of a registered service mark for the name INFODATA. It also owns the following registered trademarks: AnnoDoc®, Compose®, INQUIRE®/Text, and WebINQUIRE® .. The Company relies primarily on a combination of copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights.

The Company licenses rather than sells its software. The license agreements impose certain restrictions on the licensees’ ability to utilize the software. The Company seeks to avoid disclosure of its trade secrets, including, but not limited to, (i) requiring those persons with access to the Company’s proprietary information to execute confidentiality agreements with the Company and (ii) restricting access to the Company’s source codes. Trade secret and copyright laws afford only limited protection.

Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company’s proprietary products or to obtain and use information that the Company regards as proprietary. Although the Company may apply for certain patents, the Company presently has no patents or patent applications pending. Policing unauthorized use of the Company’s proprietary products is difficult, and while the Company may be unable to determine the extent to which piracy of its proprietary software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to as great an extent as the laws of the United States.

There can be no assurance that the Company’s means of protecting its proprietary rights will be adequate or that the Company’s competitors will not develop similar technology independently. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future proprietary products. The Company expects software product developers to be increasingly subject to infringement claims as the number of proprietary products and competitors in the Company’s industry segment grows and the functionality of proprietary products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company’s business, operating results and financial condition.

The Company also relies on certain software that it licenses from third parties. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms.

Employees

As of March 24, 2004, the Company had a total of 60 employees, comprised of 42 technical professionals, 10 sales and marketing staff, with the remainder involved in management, corporate security, administration, contracts, and accounting. As of March 24, 2004, the Company had approximately 29 employees with government clearances. The Company’s employees are not represented by any unions, and the Company has not experienced any work stoppages.

Recent Developments

On January 21, 2004, the Company issued a press release announcing that due to budgetary constraints, the Federal Deposit Insurance Corporation (“FDIC”) had advised the Company to stop work on the FDIC’s Corporate Document Management Imaging (“CDMI”) task. The CDMI task accounted for approximately $973,000, or 11.6%, of the Company’s 2003 revenues, and approximately $844,000, or 8.6%, or the Company’s 2002 revenues. During 2003 and 2002, the CDMI task was marginally profitable, and in time the Company expects to replace it with more profitable business.

Item 2.  Description of Property

In August 2003, the Company relocated its headquarters and operations to approximately 14,000 square feet of office space at One Dulles Tech Center, 13454 Sunrise Valley Drive, Herndon, Virginia. Payments under the lease were approximately $70,000 in 2003, and are expected to be approximately $249,000 in 2004.

From April 2002 through July 2003, the Company leased approximately 17,765 square feet of office space for its headquarters and operations in Fairfax, Virginia. Through March 2002, the Company leased approximately 25,590 square feet, of which 2,018 square feet was sublet to a third party. Payments under the lease were approximately $248,000 in 2003, and approximately $433,000, net of approximately $28,000 of sublease payments received, in 2002.

Item 3.  Legal Proceedings

The Company is presently not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4a.  Executive Officers

The following information relates to executive officers of the Company as of March 1, 2004.

Name	Age	Position
Edwin A. Miller	34	President and Chief Executive Officer
Terry R. Anderson	57	Vice President, Corporate Training
Troy W. Hartless	33	Vice President and General Manager, Government and Commercial Division
Robert O. McClure	38	Vice President, Corporate Services
Bruce A. Morton	43	Vice President and General Manager, Intelligence Division
Laura L. Sullivan	32	Controller
Lyall E. Vanatta	44	Vice President, Marketing
Norman F. Welsch	56	Chief Financial Officer and Corporate Secretary

Mr. Edwin Miller joined Infodata in November 2002 as President and Chief Executive Officer. Mr. Miller comes to Infodata from Ikimbo, Inc., where he served as the President and Chief Executive Officer. Prior to Ikimbo, Mr. Miller most recently served as President and Chief Operating Officer of XML Solutions. As a Co-Founder and Vice President of Conducent Technologies, Inc., he held various positions in Technology, Finance and Accounting, and Sales and Marketing. Mr. Miller began his career with PSINet, where he served in various roles in Sales, Marketing, International M&A, and Technology. Mr. Miller was awarded a Bachelor’s degree in Management with a dual minor in German and French by Liberty University, and he received a MBA in the Executive Program from the George Washington University.

Mr. Terry Anderson joined Infodata in 1995 and is Vice President of Corporate Training. Mr. Anderson has designed and managed numerous Documentum projects for a wide range of customers. Previously, Mr. Anderson managed software development projects at CACI and Automation Research Systems. Mr. Anderson managed his first automation project in 1975, and he has a rich and varied background of experience with content management systems. Mr. Anderson is a Certified Project Management Professional, and he holds an MBA from Troy State University.

Mr. Troy Hartless joined Infodata in December 2002 and is Vice President and General Manager of the Government and Commercial Division. Mr. Hartless was previously Executive Vice President of Solutions Technology International, a software and services company. Prior to Solutions Technology International, Mr. Hartless served at Ikimbo, Inc. as Senior Vice President, Operations, and formerly as Vice President, Product and Business Development. Prior to Ikimbo, Mr. Hartless was Sr. Director, Product Marketing and customer service at Conducent Technologies, Inc. Mr. Hartless also served for five years with Ericsson and GE where he held various marketing and product management positions. Mr. Hartless earned his Bachelor’s degree in Business Management with a concentration in Marketing from Liberty University.

Mr. Robert McClure joined Infodata in September 2003 as Vice President of Corporate Services. Mr. McClure comes to Infodata from Creative Technology Incorporated, a General Dynamics Company, and Quality Systems Incorporated. Throughout his 20 years of professional services, Mr. McClure has built, trained, and managed professionals in technical staffing, human resource management, facility planning, personnel security management and information technology services. Mr. McClure holds a Bachelor’s degree in Computer Information Systems from The LaSalle University.

Mr. Bruce Morton joined Infodata in September 2003 as Vice President and General Manager of the Intelligence Division. Mr. Morton comes to Infodata from Oracle Corporation, where he served as Director, Advanced Programs Group. At Oracle, Mr. Morton helped establish and grow Oracle Consulting services in the Intelligence Community. Prior to Oracle, Mr. Morton supported various Intel and DoD customers at Quality Systems Incorporated, Professional Services Corporation and TRW, Inc. Mr. Morton holds a Masters Degree in Information Systems from George Mason University and earned his Bachelor’s degree in Data Processing from James Madison University.

Ms. Laura Sullivan joined Infodata in December 2002 as Controller. Ms. Sullivan comes to Infodata from Innovative Logistics Techniques, Inc., a privately held logistics firm, where she served as the Manager of Business Center Operations. Prior to Innovative Logistics Techniques, Inc., Ms. Sullivan served as the Assistant Controller for CALIBRE Systems, Inc. for five years. Ms. Sullivan holds a Bachelor’s degree in Accounting and Finance from Palm Beach Atlantic University and is currently pursuing her CPA.

Mr. Lyall Vanatta joined Infodata in February 2003 and is Vice President of Marketing. Prior to Infodata, Mr. Vanatta was Vice President of Professional Services at Ikimbo, Inc. where he was responsible for designing and delivering solutions for the real-time enterprise. Mr. Vanatta also served as Vice President for iSage Capital, a venture capital firm specializing in investments of early stage technology companies in Northern Virginia. Prior to iSage Capital, Mr. Vanatta served as Executive Vice President for Kelly Harrison Associates, Inc., an international consulting firm. Mr. Vanatta holds a Bachelor’s degree in Business Management from George Mason University and received an MBA degree in the Executive Program from George Washington University.

Mr. Norman Welsch joined Infodata in January 2003 as Chief Financial Officer and Corporate Secretary. Mr. Welsch most recently served as Chief Financial Officer and Treasurer of Objective Interface Systems, Inc., a privately held embedded software solutions provider. Mr. Welsch previously served as Vice President and Chief Financial Officer of Netrix Corporation (NASDAQ), and Sr. Vice President and Chief Financial Officer of CBIS Federal, Inc. Prior to CBIS Federal, Inc., Mr. Welsch held senior management positions with various high technology companies, including serving as Corporate Controller for C3, Inc. (NYSE). Mr. Welsch holds a Bachelor’s degree in Accounting from Benjamin Franklin University and is a CPA.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

From September 1994 to July 2001, the Company’s Common Stock was quoted on the Nasdaq SmallCap Market under the symbol “INFD”. On July 19, 2001, the Company’s Common Stock was delisted from the Nasdaq SmallCap Market due to non-compliance with that market’s minimum net tangible assets requirement and commenced trading on the NASD OTC Bulletin Board under the symbol “INFD”.

The table below shows the range of closing sale prices for the Common Stock for the quarters indicated.

	2003		2002
	High	Low	High	Low
First Quarter	$0.75	$0.37	$1.00	$0.15
Second Quarter	0.65	0.42	0.40	0.09
Third Quarter	1.25	0.50	0.20	0.10
Fourth Quarter	1.15	0.76	0.45	0.13

The market quotations reflected above are inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its Common Stock and presently has no intention to do so. It believes that execution of its operating plan requires the Company to retain available funds to support future business activities. Payment of cash dividends on the Company’s Common Stock in the future will be dependent upon the earnings and financial condition of the Company, and other factors, which the Board of Directors may deem appropriate.

As of March 17, 2004, there were approximately 596 record holders and 1,200 beneficial holders of the Company’s Common Stock.

The following table sets forth information as of December 31, 2003, regarding the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,714,693	$1.0105	786,420
Equity compensation
plans not approved
by security holders	--	--	--

Total	1,714,693	$1.0105	786,420

Item 6.   Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCT AND SERVICE SOLUTION OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

The Company provides a convenient, cost effective and centralized source of Enterprise Content Management (ECM) applications and deep ECM domain expertise. Infodata markets and delivers pointed solutions around the full lifecycle of content. The solutions offerings include systems integration and other services and software products, which include its proprietary products as well as many third-party technologies. The solution offerings focus on significantly reducing the challenges and inefficiencies that customers face with content management, such as ECM Environments, Records Management, Content Addressable Storage, Integrated Case Management, Forms Process Automation, and Citizen Feedback. The strategic business plan has continued to evolve, with marketing, sales and delivery focused primarily on leveraging the Company’s proprietary products and deep ECM domain expertise by exploiting partnering and fulfillment opportunities as an investment for future profitable growth. Revenues from licensing proprietary software products include AnnoDoc®, Compose®, Signet, INQUIRE®/Text software, WebINQUIRE®, and their associated maintenance and support. Revenues from third party products include software and hardware with some related services. The Company serves three markets with consistent product and service offerings: Commercial, Government and the Intelligence Community.

The Company’s revenues are derived from the sale of services, which include systems integration, consulting, and training surrounding the implementation of the Company’s proprietary products and third-party products; licenses for its proprietary content management products and related maintenance and support; third-party products; and other professional and technical services. Revenues from license arrangements are recognized upon contract execution provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenues from consulting and training are recognized when the services are performed and collectibility is deemed probable. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. Revenue from consulting services is recognized as the work progresses. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenues from annual maintenance and support are deferred and recognized ratably over the term of the contract.

For the year ended December 31, 2003, revenues from license fees and services accounted for approximately 26.2% and 73.6% of total revenues, respectively. During 2003, revenues derived from third party products represented 0.2% of total revenues. For the year ended December 31, 2002, revenues from license fees accounted for approximately 20.5%, and revenues from services accounted for approximately 74.1%, of total revenues, respectively. During 2002, revenues derived from third party products represented 5.4% of total revenues. For the year ended December 31, 2003, total revenues decreased by approximately 14.2% as compared to 2002.

Deferred revenue at December 31, 2003 was approximately $750,000, which was primarily related to software maintenance agreements. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. For the year ended December 31, 2003, the Company’s maintenance revenue was derived primarily from support agreements for AnnoDoc, Compose, and INQUIRE/Text.

The components of the Company’s cost of revenue are dependent on the product or service. For services, the most significant item is the direct labor cost. Other cost components may include subcontractor costs, non-labor direct costs such as travel, and associated indirect costs (e.g., office rent, administration, etc.) allocated to the services engagement. Indirect costs are first allocated to indirect cost pools based on head count and square footage of office space. These aggregated pools are subsequently allocated to operating units and projects in proportion to direct labor costs. For third party products and associated maintenance, the cost of revenue includes the cost incurred by the Company to acquire the product/service, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs. Indirect costs are first allocated to indirect cost pools based on head count and square footage of office space. These aggregated pools are subsequently allocated to operating units and projects in proportion to direct labor costs. For license revenues, cost of revenue includes the shipping, delivery, packaging, production, direct labor of personnel involved in delivering the product, and any associated expenses involved with the installation of the product for the customer.

At December 31, 2003, the Company had net operating loss carryforwards (“NOLs”) aggregating approximately $12,483,000 available to affect future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the Company’s prior acquisition of AMBIA Corporation in 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance that the Company will be able to utilize a significant amount of its NOLs. Due to the uncertainty of the Company’s future taxable income against which the NOLs may be utilized, a full valuation allowance has been established with respect to the NOLs as a deferred tax asset.

The Company’s future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond its control. These factors include the demand for the Company’s services and proprietary products, the level of product and price competition; the length of the consulting services sales cycle; the delay or deferral of customer implementation; the success of the direct and indirect sales force and the Company’s channel partners; unilateral funding decisions by government and intelligence customers; the mix of products and services sold; the timing of hiring of new employees and/or consultants; the ability of the Company to control costs; and general domestic economic and political conditions which could have an adverse effect on the Company’s ability to meet its operating goals.

Significant Estimates and Critical Accounting Policies

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. The following is a summary of the Company’s most critical accounting policies and significant estimates used in the preparation of the consolidated financial statements.

Revenue Recognition – Long-Term Contracts

A portion of the Company’s revenues is derived primarily from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Revenues on long-term cost reimbursable (CPFF and CPAF) contracts are recognized based upon allowable costs incurred using provisional (estimated) indirect rates, which are adjusted to actual upon audit by government representatives. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

Software Revenue Recognition

The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Allowance for Doubtful Accounts

The Company regularly evaluates the collectibility of accounts receivable based on a combination of factors including current and contractual terms and conditions, historical relationships with such customers, and the potential impact, if any, from uncompleted incurred cost audits. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

The Company’s management team is focused on selling an array of ECM solutions involving the integration of the Company’s solution offerings, including services and proprietary products to Commercial, Government, and Intelligence Community customers. Sales and marketing efforts are focused on selling both software and services. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products, and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the year ended December 31, 2003, total revenue decreased by approximately $1,394,000, or 14.2%, to approximately $8,408,000, down from approximately $9,802,000 for the year ended December 31, 2002. Revenues for each period consisted of the following:

Revenues

for the Twelve Months Ended

(Dollar Amounts in Thousands)

	December 31, 2003	December 31, 2002	Increase (Decrease) %
Commercial
Services	$724	$1,300	(44.3)%
License fees	2,055	1,854	10.8%
Third party products	--	--	(0.0)%

Total Commercial Revenues	$2,779	$3,154	(11.9)%

Government
Services	$1,541	$1,317	17.0%
License fees	146	158	(7.6)%
Third party products	--	441	(100.0)%

Total Government Revenues	$1,687	$1,916	(12.0)%

Intelligence
Services	$3,925	$4,645	(15.5)%
License fees	--	--	0.0%
Third party products	17	87	(80.5)%

Total Intelligence Revenues	$3,942	$4,732	(16.7)%

	$8,408	$9,802	(14.2)%
Total Revenues

For the year ended December 31, 2003, total revenues for the Commercial segment were approximately $2,779,000, a decrease of approximately $375,000, or 11.9%, from total revenues of approximately $3,154,000 for the year ended December 31, 2002. The decrease was primarily the result of lower commercial services revenues, which was partially offset by an increase in license fees.

In the Government segment, total revenues were approximately $1,687,000 for the year ended December 31, 2003, a decrease of approximately $229,000, or 12.0%, from total revenues of approximately $1,916,000 for the year ended December 31, 2002. The decrease was primarily the result of the decline in sales of third party products as the Company focused primarily on the sales of its higher-margin proprietary products, which was partially offset by an increase in government services revenues.

For the year ended December 31, 2003, total revenues for the Intelligence segment were approximately $3,942,000, a decrease of approximately $790,000, or 16.7%, from total revenues of approximately $4,732,000 for the year ended December 31, 2002. The decrease was primarily related to the termination of the Company’s largest contract by a U.S. Government Agency. Prime contracts with one U.S. Government intelligence customer accounted for approximately $2,734,000, or 32.5%, of the Company’s 2003 revenues, and approximately $3,742,000, or 38.2%, of the Company’s 2002 revenues. On March 1, 2002, this major U.S. Government intelligence customer notified the Company that the scope of its largest contract was going to be substantially reduced. During the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, this contract accounted for approximately $1,319,000, $502,000, and $47,000 of revenues, respectively, or approximately $1,868,000, or 19.1%, of total revenues for the year ended December 31, 2002. On April 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer (the “New Contract”) commenced, and for the quarters ended June 30, 2002, September 30, 2002, and December 31, 2002, accounted for approximately $380,000, $492,000, and $503,000 of revenues, respectively, or approximately $1,375,000, or 14.0%, of total revenues for the year ended December 31, 2002. For the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the New Contract accounted for approximately $526,000, $639,000, $556,000, and $526,000 of revenues, respectively, or approximately $2,247,000, or 26.7%, of total revenues for the year ended December 31, 2003.

Gross Profit

Gross profit for the year ended December 31, 2003 increased by approximately $278,000, or 7.5%, to approximately $3,987,000, up from approximately $3,709,000 for the year ended December 31, 2002. The gross margin was 47.4% and 37.8% for the years ended December 31, 2003 and 2002, respectively. This year over year increase in gross margin of approximately 9.6% despite a significant decrease in revenues was primarily the result of an increase in sales of higher margin proprietary products combined with the significant reduction of third party product sales, which generate nominal margin.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2003 increased approximately $16,000, or 2.1%, to approximately $747,000, up from approximately $731,000 for the year ended December 31, 2002. The overall increase was due to the Company’s decision to increase spending during the first nine months of 2003 for the development and enhancement of new and existing proprietary software products.

Selling, General and Administrative Expenses

For the year ended December 31, 2003, Selling, general and administrative expenses were approximately $2,781,000, an increase of approximately $514,000, or 22.7%, up from approximately $2,267,000 for the year ended December 31, 2002. The increase was primarily the result of an increase in costs associated with sales, marketing and management personnel during 2003, as the Company continued to execute on its previously announced plan to invest for future growth.

Interest Income and Expense

For the year ended December 31, 2003, Interest income increased approximately $2,000 to approximately $13,000, up from approximately $11,000 for the year ended December 31, 2002. The increase was due to higher balances in short-term investments during the year ended December 31, 2003.

For the year ended December 31, 2003, Interest expense decreased approximately $33,000 to approximately $1,000, from approximately $34,000 for the year ended December 31, 2002. The decrease was primarily due to lower outstanding balances on the Company’s credit facility during 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and net working capital of approximately $1,919,000. At December 31, 2002, the Company had cash and cash equivalents of approximately $1,298,000 and net working capital of approximately $1,563,000. The 2003 increase in cash and cash equivalents of approximately $124,000 and in working capital of approximately $356,000 was primarily the result the of the Company’s return to sustained profitability beginning in the second quarter of 2002 combined with the reduction in net repayments of short-term debt. As of March 12, 2004, the Company had cash and cash equivalents of approximately $1,750,000.

On July 30, 2003, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of December 31, 2003, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

The Company previously had a working capital line of credit with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”) collateralized by accounts receivable, equipment, and other intangibles, that expired on April 30, 2001, thus accelerating all amounts due under this line of credit. As of December 31, 2001, the Company had outstanding borrowings of approximately $616,000. As of May 30, 2002, the Company had fully repaid all amounts outstanding under the line of credit with Merrill Lynch.

For the year ended December 31, 2003, net cash provided by operating activities was approximately $412,000, which was primarily the result of the Company’s net income of approximately $471,000. For the year ended December 31, 2002, net cash provided by operating activities was approximately $972,000, which was primarily attributable to the Company’s net income of approximately $688,000 for the year, combined with higher non-cash operating expenses. For the year ended December 31, 2003, net cash used in investing activities was approximately $236,000, which was primarily the result of purchases of property and equipment. For the year ended December 31, 2002, net cash used in investing activities was approximately $126,000, which was primarily the result of purchases of short-term investments. For the year ended December 31, 2003, net cash used in financing activities was approximately $52,000, which was primarily used for paying down the outstanding Commerce Funding line of credit. For the year ended December 31, 2002, net cash used in financing activities was approximately $550,000, which was primarily used for repayment of the outstanding balance on the Merrill Lynch line of credit.

Management believes that existing cash and cash equivalents, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2004.

Settlement Related to Termination of Government Contract

On March 1, 2002, the Company was notified by its major U.S. Government intelligence community customer that the scope of a large contract (the “Customer Contract”), was going to be substantially reduced. Although the Company believes that it had performed well under the Customer Contract, and in fact subsequently received a 99% award fee rating on its performance, the terms of the Customer Contract provided the government customer the right to change the scope of its services engagement, which is typical in virtually all government contracts.

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

During the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, the Customer Contract accounted for approximately $1,319,000, $502,000, and $47,000 of revenues, respectively, or approximately $1,868,000, or 19.1%, of total revenues for the year ended December 31, 2002. On April 26, 2002, the U.S. Government Agency delivered a unilateral contract modification to the Company agreeing to an equitable adjustment of $47,105 related to the de-scope and termination of the contract. In May of 2002, another contract with the same customer (the “New Contract”) commenced, and for the quarters ended June 30, 2002, September 30, 2002, and December 31, 2002, accounted for approximately $380,000, $492,000, and $503,000 of revenues, respectively, or approximately $1,375,000, or 14.0%, of total revenues for the year ended December 31, 2002. For the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the New Contract accounted for approximately $526,000, $639,000, $556,000, and $526,000 of revenues, respectively, or approximately $2,247,000, or 26.7%, of total revenues for the year ended December 31, 2003.

Employment Agreement

On November 19, 2002, Edwin A. Miller joined the Company as President and Chief Executive Officer, and was subsequently elected a Director. Pursuant to the terms of his employment agreement dated as of November 15, 2002, in addition to an annual base salary, Mr. Miller receives a cash incentive bonus targeted to be $120,000 if the Company achieves certain performance criteria as approved by the Board of Directors. At the time of his employment, Mr. Miller was issued 100,000 shares of restricted common stock of the Company and granted an incentive stock option to purchase 150,000 shares of common stock, which vests over a three-year period. The employment agreement provides that in the event Mr. Miller is terminated without cause, he is to receive a maximum lump-sum severance payment of six months of salary. On November 15, 2003, Mr. Miller’s annual salary was increased to $225,000, he was granted an additional incentive stock option to purchase 100,000 shares of common stock, which vests over a three-year period, and his severance was modified to provide for the payment of twelve months of salary in the event of a Change in Control of the Company.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. As such, the Company was entitled to bill approximately $71,000 and $83,000 of previously unrecognized cost and profit during the quarters ended March 31, 2003, and December 31, 2003, respectively. The Company is continuing the process of administratively closing-out several old contracts that date back as far as 1992. In the opinion of management, adjustments resulting from the completion of future audits and contract close-outs are not expected to have a material impact on the Company’s financial position or results of future operations.

The Company has been notified by the Department of Labor (“DOL”) that its employee benefit plan (the “Benefit Plan”) which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant’s Opinion rendered on the Benefit Plan’s financial statements, to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined. The independent Accountant’s Opinions of the Benefit Plan’s financial statements for the years ended December 31, 2000 and 2001, were completed and submitted in June 2003. Based on discussions with DOL representatives, management does not believe that DOL will impose any penalties on the Company, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The independent Accountant’s Opinion on the Benefit Plan’s financial statements for plan year ended December 31, 2002, was timely filed.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 5, 2002, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission, stating that effective as of December 5, 2002, the Company dismissed its prior certifying accountants, PricewaterhouseCoopers LLP and retained as its new certifying accountants, Grant Thornton LLP. For the year ended December 31, 2001, the report by PricewaterhouseCoopers LLP contained an explanatory paragraph relating to the Company’s ability to continue as a going concern. During the Company’s two most recent years, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Upon receipt of approval of the Audit Committee of the Company’s Board of Directors, the Company engaged Grant Thornton LLP. During the Company’s two most recent years, and during any subsequent period through December 5, 2002, the Company did not consult with Grant Thornton LLP on any accounting or auditing issues.

The Company has authorized PricewaterhouseCoopers LLP to respond fully to any inquiries by Grant Thornton LLP concerning the above.

Item 8A.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on that evaluation, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect the Company’s internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 9 relating to the Company’s directors is hereby incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company’s executive officers is set forth under Item 4a of this Form 10-KSB.

Item 10.  Executive Compensation

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 10 is hereby incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 11 is hereby incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Certain Relationships and Related Transactions

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 12 is hereby incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Exhibits and Reports on Form 8-K

(a)	Financial Statements. The financial statements and exhibits required by Item 7 and this Item 13 of Form 10-KSB are listed below.

Index to Consolidated Financial Statements:	Page
Report of Independent Accountants - Grant Thornton LLP	25
Consolidated Statements of Operations - for the years ended
December 31, 2003 and 2002	26
Consolidated Balance Sheets - December 31, 2003 and 2002	27-28
Consolidated Statements of Shareholders' Equity - for the years ended
December 31, 2003 and 2002	29
Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002	30
Notes to Consolidated Financial Statements - December 31, 2003 and 2002	31-42

(b)	Reports on Form 8-K

On November 13, 2003 the Company filed a Form 8-K indicating that it had issued a press release on November 13, 2003, which announced its third quarter 2003 financial results, and provided notice that the Company had scheduled a conference call for November 13, 2003, to discuss the Company’s financial results.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction E (3) of Form 10-KSB, the information called for by Item 14 is hereby incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of
Infodata Systems Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infodata Systems Inc., and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infodata Systems Inc., and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Vienna, VA
March 11, 2004

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002
Revenue	$8,408	$9,802
Cost of revenue	4,421	6,093

Gross profit	3,987	3,709

Operating expenses:
Selling, general and administrative	2,781	2,267
Research and development	747	731

	3,528	2,998

Operating profit	459	711
Interest income	13	11
Interest expense	(1)	(34)

Income before income taxes	$471	$688
Provision for income taxes	--	--

Net income	$471	$688

Net income per share - basic	$.09	$.14

Net income per share - diluted	$.09	$.13

Weighted average shares outstanding - basic	5,022	4, 835

Weighted average shares outstanding - diluted	5,487	4,965

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

Assets

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$1,422	$1,298
Certificates of deposit	103	100
Accounts receivable, net of allowance of $37 in 2003
and $38 in 2002	2,129	1,806
Notes receivable	9	--
Prepaid expenses and other current assets	69	64

Total current assets	3,732	3,268

Property and equipment, net	228	79
Other assets	--	20

Total assets	$3,960	$3,367

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Continued)
(In thousands, except share and per share data)

Liabilities and Shareholders' Equity

	December 31,
	2003	2002
Current liabilities:
Line of credit	$--	$55
Accounts payable	190	91
Accrued expenses	803	806
Other current liabilities	34	--
Deferred rent	36	--
Deferred revenue	750	753

Total current liabilities	1,813	1,705

Commitments and contingencies	--	--
Shareholders' equity:
Preferred stock, $1.00 par value, 340,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.03 par value, 12,000,000 shares
authorized; 5,032,386 and 4,986,572 shares issued and
outstanding in 2003 and 2002, respectively	149	148
Additional paid-in capital	20,256	20,243
Accumulated deficit	(18,258)	(18,729)

Total shareholders' equity	2,147	1,662

Total liabilities and shareholders' equity	$3,960	$3,367

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2001	4,794,140	$142	$20,221	$(19,417)	$946
Employee stock purchase plan	8,317	1	--	--	1
Stock Option Exercise	84,115	2	8	--	10
Stock Grant	100,000	3	14	--	17
Net income	--	--	--	688	688

Balance at December 31, 2002	4,986,572	$148	$20,243	$(18,729)	$1,662
Stock Option Exercise	33,314	1	2	--	3
Stock Grant	12,500	--	6	--	6
Options granted to Advisory Board as
compensation for services	--	--	5	--	5
Net income	--	--	--	471	471

Balance at December 31, 2003	5,032,386	$149	$20,256	$(18,258)	$2,147

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Twelve Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$471	$688
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation expense	11	17
Depreciation and amortization	80	131
Provision for doubtful accounts	(1)	(10)
Loss on disposal of equipment	4	--
Changes in operating assets and liabilities:
Accounts receivable	(322)	1,198
Notes receivable	(9)	--
Prepaid expenses and other current assets	15	383
Accounts payable	99	(1,132)
Accrued expenses	(3)	(309)
Other current liabilities	34	--
Deferred rent	36	--
Deferred revenue	(3)	6

Net cash provided by operating activities	412	972

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(233)	(26)
Purchases of short-term investments	--	(100)
Proceeds from maturity of short-term investments	(3)	--

Net cash used in investing activities	(236)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under short-term debt	(55)	(561)
Issuance of common stock	3	11

Net cash used in financing activities	(52)	(550)

Net increase in cash and cash equivalents	124	296
Cash and cash equivalents at beginning of period	1,298	1,002

Cash and cash equivalents at end of period	$1,422	$1,298

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company, a Virginia corporation, is a 36 year old information technology solutions firm that designs, develops and implements content and document management solutions that assist regulated businesses and controlled government agencies in constructing or augmenting Enterprise Content Management (“ECM”) environments. In particular, the Company’s core capabilities and experience allows it to work within specific regulatory processes to implement ECM environments that have the necessary capabilities to fulfill customer regulatory compliance missions. The Company serves three markets with compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. The Company’s development approach for enterprise content management solutions involves the integration of its own propriety technology with other best-of-breed products. The Company’s solutions are delivered as a software services layer that enhances content environments. Revenues are derived from licensing proprietary software products and their associated maintenance and support, from services providing specific vertical market solutions in the content management space for the management of the full life cycle of content, and from sales of third party products.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue from consulting and professional services contracts on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts is recognized as costs are incurred. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract. Revenue from consulting and training is deferred and recognized when the services are performed and collectibility is deemed probable. Revenue is recognized from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Revenue from government customers represented 66.9% of revenue in 2003 and 67.8% in 2002. Prime contracts with one U.S. Government intelligence customer accounted for approximately $2,734,000, or 32.5%, of the Company’s 2003 revenues, and approximately $3,742,000, or 38.2%, of the Company’s 2002 revenues. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under theses subcontracts accounted for approximately $1,169,000, or 13.9%, of the Company’s 2003 revenues, and approximately $967,000, or 9.9%, of the Company’s 2002 revenues.

A prime contract with the Federal Deposit Insurance Corporation (the “FDIC Contract”) accounted for approximately $1,227,000, or 14.6%, of the Company’s 2003 revenues, and approximately $1,124,000, or 11.5%, of the Company’s 2002 revenues. On January 8, 2004, the Company was notified by the customer to stop work on its FDIC Corporate Document Management Imaging (“CDMI”) task due to FDIC program budget constraints. The CDMI task accounted for approximately $973,000, or 11.6%, of the Company’s 2003 revenues, and approximately $844,000, or 8.6%, or the Company’s 2002 revenues.

Stock Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The following table presents pro forma net income per share amounts as if the fair value method had been applied to employee stock options granted

	2003	2002
Net income as reported	$471,000	$688,000
Pro forma compensation expense	(82,000)	(71,000)

Pro forma net income	$389,000	$617,000

Net income per share:

	2003	2002
Basic, as reported	$.09	$.14
Diluted, as reported	$.09	$.13
Basic, pro forma	$.08	$.13
Diluted, pro forma	$.07	$.12

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

Certificates of Deposit

In addition to cash equivalents, the Company invests in certificates of deposit currently bearing interest of 2.21% and maturing within one year.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest totaled approximately $1,000 and $34,000 in the years ended December 31, 2003 and 2002, respectively.

Property and Equipment

Property and equipment is depreciated using the straight-line method. Depreciation on equipment and furniture is computed using the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Accelerated methods are used for tax purposes.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

Software Development Costs

Development costs relating to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” There were no software development costs capitalized for the years ended December 31, 2003 and 2002 as the costs incurred between technological feasibility and general availability were not significant.

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

Allowance for Doubtful Accounts

The Company regularly evaluates the collectibility of accounts receivable based on a combination of factors including current and contractual terms and conditions, historical relationships with such customers, and the potential impact, if any, from uncompleted incurred cost audits. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options and warrants using the treasury stock method.

The following table reconciles the basic and fully diluted shares used to compute earnings per share data:

	Year Ended December 31,
	2003	2002
Denominator for basic earnings per share, weighted average shares	5,022	4,835
Employee stock options	465	130

Denominator for diluted earnings per share, weighted average shares	5,487	4,965

Research and Development

Research and development costs are expensed as incurred.

Significant Customers

The Company’s largest customer is the federal government. Therefore, the Company has a concentration of credit risk associated with its accounts receivable. The Company does not believe the likelihood of a loss arising from such concentration is significant. The Company performs ongoing credit evaluations on its commercial customers.

Sales to U.S. government agencies totaled approximately $5,629,000 and $6,648,000 in 2003 and 2002, respectively. As of December 31, 2003 and 2002, billed accounts receivable due from U.S. government agencies were approximately $790,000 and $678,000, respectively.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), during 1998. SFAS 131 replaces the “industry segment” approach with the “management” approach to reporting financial information about an enterprise’s operating segments. Operating segments are defined as components of an enterprise, about which separate discrete financial information is evaluated frequently by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is managed along three business segments, the Commercial, Government, and Intelligence business units.

Comprehensive Income

The Company does not have any components of comprehensive income other than Net income (loss).

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements as it has no such investments.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on the Company’s financial statements as it has no such financial instruments.

NOTE 2.  Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2003	2002
U.S. government:
Amounts billed	$790,000	$678,000
Recoverable costs and accrued profit
on progress completed but not billed	598,000	176,000

	1,388,000	854,000

Commercial customers:
Amounts billed	552,000	304,000
Recoverable costs and accrued profit
on progress completed but not billed	226,000	686,000

	778,000	990,000

Less allowance for doubtful accounts	(37,000)	(38,000)

Total	$2,129,000	$1,806,000

NOTE 3.  Property and Equipment

Property and equipment consisted of:

		December 31,
	Estimated Useful Life In Years	2003	2002
Furniture and fixtures	7	$70,000	$24,000
Computer equipment/software	3	602,000	439,000
Leasehold improvements	3 - 5	15,000	80,000

Total		687,000	543,000
Less: Accumulated depreciation		(459,000)	(464,000)

		$228,000	$79,000

Depreciation and amortization expense for the years ended December 31, 2003 and 2002, were approximately $79,000 and $131,000, respectively. During 2003, in connection with the Company’s relocation of its headquarters and operations, the Company removed approximately $80,000 of fully depreciated Leasehold Improvements from its accounts.

NOTE 4.  Income Taxes

At December 31, 2003, the Company had approximately $12,483,000 in net operating loss carryforwards for income tax reporting purposes, which expire in varying years beginning 2012 through 2023. In addition, at December 31, 2003, the Company had approximately $157,000 in general business tax credit carryforwards that begin to expire in 2017.

The actual income tax expense attributable to pretax income for the years ended December 31, 2003, and December 31, 2002, respectively, differed from the amounts computed by applying the Federal statutory rate of 34% as a result of the following:

	2003	2002

Tax at statutory rate	$180,000	$261,000
Change in valuation allowance	(187,000)	(294,000)
Nondeductible amortization	--	--
Other	7,000	33,000

	$--	$--

        The significant components of net deferred tax assets are as follows as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$4,738,000	$4,972,000
General business tax credit and research and
development tax credits carryforward	157,000	157,000
Other	439,000	392,000

Valuation allowance	(5,334,000)	(5,521,000)

Net deferred tax asset	$--	$--

Under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the tax effect of the net operating loss and general business tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset. A full valuation allowance has been recorded against the reserve because management could not conclude more likely than not that the benefit of such asset would be realized in future periods.

NOTE 5.  Line of Credit

On July 30, 2003, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of December 31, 2003, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

The Company previously had a working capital line of credit with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”) collateralized by accounts receivable, equipment, and other intangibles, that expired on April 30, 2001, thus accelerating all amounts due under this line of credit. As of December 31, 2001, the Company had outstanding borrowings of approximately $616,000. As of May 30, 2002, the Company had fully repaid all amounts outstanding under the line of credit with Merrill Lynch.

NOTE 6.  Stock Options and Warrants

In April 1995, the Company’s shareholders approved the adoption of the 1995 Stock Option Plan (the “1995 Plan”), which (i) consolidated the Company’s 1991 Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan and (ii) provided for the automatic grant of stock options to the members of the Compensation Committee of the Company’s Board of Directors. In 2001, the shareholders approved an automatic annual increase in shares reserved for the 1995 Plan of 2% of the total authorized shares of the company, effective the day after each annual shareholders meeting. As of December 31, 2003, a total of 2,501,000 shares of Common Stock have been authorized and reserved for issuance under the 1995 Plan at exercise prices which will not be less than 100% of the fair market value of the underlying shares on the date of grant of the option. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under either the 1991 Incentive Stock Option Plan or the 1992 Non-Qualified Stock Option Plan. Options originally granted under the 1995 Plan are exercisable until the earlier of ten years from the date of grant or one month after termination of employment.

As of December 31, 2003, the Company had reserved a total of approximately 786,000 shares of Common Stock for future issuance upon the exercise of future grants of stock options under the 1995 Plan.

A summary of option activity under the 1995 Plan and the former AMBIA Equity Incentive Plan is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Outstanding at December 31, 2001	1,377,714	$0.563-$11.00	$2.614
Granted	791,796	$0.120-$0.385	$0.134
Exercised	(84,115)	$ 0.120	$0.120
Expired/Canceled	(578,608)	$0.120-$11.00	$3.051

Outstanding at December 31, 2002	1,506,787	$0.120-$5.438	$1.283

Granted	721,698	$0.400-$0.990	$0.459
Exercised	(33,314)	$0.120-$0.140	$0.120
Expired/Canceled	(480,478)	$0.120-$5.438	$1.482

Outstanding at December 31, 2003	1,714,693	$0.120-$5.438	$1.011

Exercisable at December 31, 2003	1,044,320	$0.120-$5.438	$1.267

Outstanding and Exercisable by Price Range as of December 31, 2003

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding as of 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$0.1200	$0.1200	226,681	8.58	$0.120	148,656	$0.120
$0.1400	$0.1650	190,812	8.87	$0.163	106,062	$0.164
$0.1700	$0.4900	196,998	8.74	$0.413	98,812	$0.380
$0.5100	$0.7250	218,500	9.14	$0.629	73,190	$0.616
$0.7400	$0.8200	180,998	9.00	$0.813	77,498	$0.796
$0.9000	$1.0150	210,200	9.83	$0.975	59,000	$1.011
$1.1250	$1.4500	113,882	3.86	$1.480	113,132	$1.482
$1.6875	$2.1250	207,499	3.63	$1.826	201,219	$1.824
$2.2000	$5.1250	158,123	4.60	$3.268	156,437	$3.274
$5.4375	$5.4375	11,000	6.05	$5.438	10,314	$5.438

		1,714,693	7.69	$1.011	1,044,320	$1.267

The Company complies with the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company’s Common Stock). Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2003	2002
Net income as reported	$471,000	$688,000
Pro forma compensation expense	(82,000)	(71,000)

Pro forma net income	$389,000	$617,000

Net income per share:

	2003	2002
Basic, as reported	$.09	$.14
Diluted, as reported	$.09	$.13
Basic, pro forma	$.08	$.13
Diluted, pro forma	$.07	$.12

The weighted average fair value of options granted in 2003 and 2002 was $0.46 and $0.11, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: no dividend yield and expected life of three years, and expected volatility of 127% and 199% for 2003 and 2002, respectively. The risk-free interest rate for the years ended December 31, 2003 and 2002 was 2.97% and 3.82%, respectively.

From time to time, the Company may be required to grant stock options as partial or complete remuneration for services it receives. The value of such options is measured at the fair value of the options granted or service rendered, whichever is more readily available. The Company grants such options outside the scope of its formalized 1995 Plan. As of December 31, 2003 and 2002, fully vested options to purchase a total of 100,000 shares and 660,000 shares, respectively, at fair market value as of the date of grant had been granted outside the scope of the 1995 Plan and were outstanding.

In October 2003, the Company issued a press release announcing the formation of a Board of Advisors (the “Advisory Board”) and that four highly regarded executive leaders had accepted immediate positions. Each Advisory Board member has agreed to serve a two-year term. As an incentive to join the Advisory Board, each member was granted a non-qualified stock option to purchase 15,000 shares of the Company’s common stock with an exercise price equivalent to the fair market value at date of grant, and which vests ratably each quarter during the two-year term. In addition, as compensation for their services over the two-year term, each member is to receive a quarterly grant of a non-qualified stock option to purchase 2,000 shares of the Company’s common stock, with an exercise price equivalent to the fair market value at date of grant and which are fully vested at date of grant. During the quarter ended December 31, 2003, a total of 60,000 non-qualified stock options having an estimated fair value of $0.50 per share were granted to the new Advisory Board members.

In October 2000, the Company issued a fully vested non-forfeitable warrant to an investment banking firm with an estimated fair value of $55,000 to purchase 100,000 shares of Common Stock through October 2005 at an exercise price of $1.68 per share in exchange for certain investment banking services. As of December 31, 2003, these warrants had not been exercised.

NOTE 7.  Commitments and Contingencies

Operating Leases

In August 2003, the Company relocated its headquarters and operations to approximately 14,000 square feet of office space at One Dulles Technology Center, 13454 Sunrise Valley Drive, Herndon, Virginia. Payments under the lease were approximately $70,000 in 2003, and are expected to be approximately $249,000 in 2004.

Rent expense charged to operations for the years ended December 31, 2003 and 2002, amounted to approximately $360,000 and $433,000, respectively.

As of December 31, 2003, future minimum lease payments under non-cancelable leases are approximately as follows:

Future Minimum Lease Payments

2004	$249,000
2005	257,000
2006	266,000
2007	275,000
2008	285,000
Thereafter	169,000

$1,501,000

Employment Agreement

On November 19, 2002, Edwin A. Miller joined the Company as President and Chief Executive Officer, and was subsequently elected a Director. Pursuant to the terms of his employment agreement dated as of November 15, 2002, in addition to an annual base salary, Mr. Miller receives a cash incentive bonus targeted to be $120,000 if the Company achieves certain performance criteria as approved by the Board of Directors. At the time of his employment, Mr. Miller was issued 100,000 shares of restricted common stock of the Company and granted an incentive stock option to purchase 150,000 shares of common stock, which vests over a three-year period. The employment agreement provides that in the event Mr. Miller is terminated without cause, he is to receive a maximum lump-sum severance payment of six months of salary. On November 15, 2003, Mr. Miller’s annual salary was increased to $225,000, he was granted an additional incentive stock option to purchase 100,000 shares of common stock, which vests over a three-year period, and his severance was modified to provide for the payment of twelve months of salary in the event of a Change in Control of the Company.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. As such, the Company was entitled to bill approximately $71,000 and $83,000 of previously unrecognized cost and profit in the quarters ended March 31, 2003 and December 31, 2003, respectively. The Company is continuing the process of administratively closing-out several old contracts that date back as far as 1992. In the opinion of management, adjustments resulting from the completion of future audits and contract close-outs are not expected to have a material impact on the Company’s financial position or results of future operations.

The Company has been notified by the Department of Labor (“DOL”) that its employee benefit plan (the “Benefit Plan”) which qualifies under Section 401(k), for plan years ended December 31, 2000 and 2001, was required to have an independent Accountant’s Opinion rendered on the Benefit Plan’s financial statements, to be issued no later than October 15, 2001 and 2002, respectively. Failure to file these forms on time could result in government penalties up to $1,100 per day. The likelihood or amount of penalties, if any, that might be imposed has not been determined. The independent Accountant’s Opinions of the Benefit Plan’s financial statements for the years ended December 31, 2000 and 2001, were completed and submitted in June 2003. Based on discussions with DOL representatives, management does not believe that DOL will impose any penalties on the Company, and accordingly, an amount has not been accrued for in the accompanying consolidated financial statements. The independent Accountant’s Opinion on the Benefit Plan’s financial statements for plan year ended December 31, 2002, was timely filed.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE 8.  Employee Benefit Plans

In 1988, the Company established an employee benefit plan (the “Benefit Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 50% of the first 6% of the employee’s semi-monthly deferral to the Benefit Plan and totaled approximately $104,000 in 2003 and $71,000 in 2002. In addition to the required contributions, the Company may, at the sole discretion of its Board of Directors, make profit-sharing contributions to the Benefit Plan. No profit sharing contributions were made in 2003 or 2002.

As adopted by the Company and approved by its shareholders in May 1997, the Company established an employee stock purchase plan for all eligible employees to purchase shares of its Common Stock at 85% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Employee Stock Purchase Plan (the “1997 Plan”) authorizes up to 400,000 shares to be issued. In January 2002, in connection with the then pending Agreement of Merger with Science Applications International Inc., the Company’s Board of Director’s adopted a resolution to suspend the 1997 Plan. Effective January 1, 2004 the Company’s Board of Directors authorized the reactivation of the 1997 Plan and established the purchase price at 90% of the lower of the fair market value on the first or the last day of each three-month offering period. At December 31, 2003, 212,756 shares were reserved for future issuance.

NOTE 9.  Related-Party Transactions

The Company incurred total fees of approximately $27,000 and $99,000 in 2003 and 2002, respectively, for services rendered by certain directors of the Company in their capacity as Directors or as members of a Committee of the Board of Directors. Included in these amounts were payments of approximately $5,000 and $61,000 in 2003 and 2002, respectively, to companies employing these directors.

NOTE 10.  Segment Reporting

In 1998, Infodata adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company’s management team is focused on selling an array of ECM solutions involving the integration of the Company’s solution offerings, including services and proprietary products, and third-party technologies, to Commercial, Government, and Intelligence Community customers. Sales and marketing efforts are focused on selling both software and services. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

Infodata’s management team budgets and evaluates its segment performance on the basis of revenues less direct costs, which includes all direct labor and fringe benefits, other direct costs, and all overhead labor plus related fringe benefits and non-labor overhead costs, that either is caused by or benefits each segment. The Company does not internally report assets on a segment basis.

The table below presents information about reported segments for the years ended December 31, 2003 and 2002, as well as a reconciliation to reported income (loss) before income taxes (in thousands).

	2003				2002
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$724	$1,541	$3,925	$6,190	$1,300	$1,317	$4,645	$7,262
License Fees	2,055	146	--	2,201	1,854	158	--	2,012
Third party products	--	--	17	17	--	441	87	528

Total revenues	$2,779	$1,687	$3,942	$8,408	$3,154	$1,916	$4,732	$9,802
Direct costs	698	1,090	2,633	4,421	1,268	1,442	3,383	6,093

Segment profit	2,081	597	1,309	3,987	1,886	474	1,349	3,709
Research and development				(747)				(731)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(2,781)				(2,267)
Interest net				12				(23)

Income before income
taxes				$471				$688

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan and Agreement of Merger, dated as of March 10, 1995, by and between Infodata Systems Inc. and Virginia Infodata Systems Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

2.2	Asset Purchase Agreement and Plan of Reorganization, dated as of October 6, 1995, among the Company, Merex, Inc. and Richard M. Tworek, Mary Margaret Styer and Andrew M. Fregly (incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1995).

2.3	Agreement of Merger and Plan of Reorganization, dated as of July 22, 1997, by and among the Company, AMBIA Corporation, Alan Fisher and Razi Mohiuddin, Software Partners, Inc. and AMBIA Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 1997 and Form 8-K/A dated October 6, 1997).

3.1	Articles of Incorporation (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 10, 1995).

3.2	Articles of Amendment of Articles of Incorporation of the Company, dated as of August 12, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

3.3	By-Laws (incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 10, 1995).

4.1	Form of Underwriters' Purchase Option (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

10.1	Cross License Agreement, dated as of December 3, 1997, as amended, by and between the Company and Adobe Systems Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended)

10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8, dated as of June 13, 1995)

10.3	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 dated as of June 27, 1997).

10.4	Agreement and Plan of Merger, dated as of January 10, 2002, by and among the Company, Science Applications International Corporation and Info Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, dated January 10, 2002).

10.5	Letter Employment Agreement, dated as of November 15, 2002, between the Company and Edwin A. Miller.

10.6	Assignment and Transfer of Receivables Agreement, dated as of July 2, 2002, between the Company and Commerce Funding Corporation.

10.7	1997 Employee Stock Purchase Plan, as amended, dated December 10, 2003.

10.8	Office Building Lease, dated as of November 1, 2003, between the Company and COPT Sunrise, LLC for One Dulles Technology Center.

10.9	Assignment and Transfer of Receivables Agreement, dated as of July 30, 2003, between the Company and Commerce Funding Corporation.

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer and Corporate Secretary Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

INFODATA SYSTEMS INC.
BY: /s/ Edwin A. Miller
Edwin A. Miller
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard T. Bueschel	Chairman of the Board	March 30, 2004
Richard T. Bueschel
/s/ Alan S. Fisher	Director	March 30, 2004
Alan S. Fisher
/s/ Christine Hughes	Director	March 30, 2004
Christine Hughes
/s/ Robert M. Leopold	Director	March 30, 2004
Robert M. Leopold
/s/ Edwin A. Miller	President, Chief Executive Officer, and	March 30, 2004
Edwin A. Miller	Director (Principal Executive Officer)
/s/ Isaac M. Pollak	Director	March 30, 2004
Isaac M. Pollak
/s/ Millard H. Pryor, Jr.	Director	March 30, 2004
Millard H. Pryor, Jr.
/s/ Laura L. Sullivan	Controller (Principal Accounting Officer)	March 30, 2004
Laura L. Sullivan
/s/ Norman F. Welsch	Chief Financial Officer and Corporate	March 30, 2004
Norman F. Welsch	Secretary (Principal Financial Officer)