Form 10QSB
period 2004-03-31
INFODATA SYSTEMS INC
filed 2004-05-12
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10416

_________________

INFODATA SYSTEMS INC.
(Exact Name of Small Business Issuer in its Charter)

Virginia	16-0954695
(State of Incorporation)	(I.R.S. Employer Identification No.)

13454 Sunrise Valley Drive, Suite 500, Herndon, VA	20171
(Address of Principal Executive Office)	(Zip Code)

(703) 934-5205 (Issuer's Telephone Number)

_________________

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock-$.03 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      X      No  ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on April 30, 2004 as reported on the NASD OTC Bulletin Board, was approximately $6,519,314. The number of outstanding shares of the Company’s Common Stock, par value $0.03 per share, was 5,093,717 on April 30, 2004.

Transitional Small Business Disclosure Format:   Yes  [   ]   No  [X]

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION		Page(s)
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Operations	3
		Three Months Ended March 31, 2004 and 2003
		Condensed Consolidated Balance Sheets	4
		March 31, 2004 and December 31, 2003
		Condensed Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2004 and 2003
		Notes to Condensed Consolidated Financial Statements	6-10
	Item 2.	Management's Discussion and Analysis or Plan of Operation	11-17
	Item 3.	Controls and Procedures	18
PART II	OTHER INFORMATION
	Item 4.	Submission of Matters to a Vote of Security Holders	18
	Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits	18
	(b)	Reports on Form 8-K	18
SIGNATURES			19
CERTIFICATIONS			20-22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$2,242	$2,267
Cost of revenues	1,283	1,081

Gross profit	959	1,186

Operating expenses:
Selling, general and administrative	761	742
Research and development	77	272

	838	1,014

Operating profit	121	172
Interest income	2	3
Interest expense	--	(1)

Net income before income taxes	123	174
Provision for income taxes	--	--

Net income	$123	$174

Net income per share - basic	$.02	$.03

Net income per share - diluted	$.02	$.03

Weighted average shares outstanding - basic	5,038	4,998

Weighted average shares outstanding - diluted	5,743	5,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,685	$1,422
Certificates of deposit	103	103
Accounts receivable, net of allowance of $37 in 2004 and
$38 in 2003	1,809	2,141
Prepaid expenses and other current assets	87	66

Total current assets	3,684	3,732
Property and equipment, net	226	228

Total assets	$3,910	$3,960

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$145	$190
Accrued expenses	698	803
Other current liabilities	30	34
Deferred rent	51	36
Deferred revenue	666	750

Total current liabilities	1,590	1,813

Commitments and contingencies	--	--
Shareholders' equity:
Common stock	149	149
Common stock subscribed	37	--
Additional paid-in capital	20,269	20,256
Accumulated deficit	(18,135)	(18,258)

Total shareholders' equity	2,320	2,147

Total liabilities and shareholders' equity	$3,910	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123	$174
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation expense	10	6
Depreciation and amortization	19	25
Changes in operating assets and liabilities:
Accounts receivable	332	(28)
Prepaid expenses and other current assets	(21)	(3)
Accounts payable	(45)	31
Accrued expenses	(105)	76
Other current liabilities	21	--
Deferred rent	15	--
Deferred revenue	(84)	(48)

Net cash provided by operating activities	265	233

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(42)	(22)

Net cash used in investing activities	(42)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	--	(55)
Common stock subscribed	37	--
Issuance of common stock	3	3

Net cash provided by (used in) financing activities	40	(52)

Net increase in cash and cash equivalents	263	159
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,685	$1,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004 and 2003

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1)	Revenue Recognition — The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, “Software Revenue Recognition,” as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party maintenance, is deferred and recognized ratably over the term of the contract. License revenue from resellers is recognized when product is sold through to the end user and such sell through is reported to the Company. Revenue from consulting and training is recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursable contracts (Cost Plus Fixed Fee or Cost Plus Award Fee) is recognized as costs are incurred, plus a proportionate amount of contractual or estimated fee earned. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

2)	Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

3)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4)	Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options computed using the treasury stock method.

The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the quarters ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Denominator for basic earning per share, weighted
average shares	5,038,102	4,998,100
Employee Stock Options	705,038	424,785

Denominator for diluted earnings per share, weighted
average shares	5,743,140	5,422,885

5)	Stock Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

For the quarter ended March 31, 2004, in connection with non qualified stock options granted to Advisory Board members, the Company recognized approximately $10,000 of compensation expense computed based on the fair value method.

The following table presents pro forma net income and per share amounts for the quarters ended March 31, 2004 and 2003, as if the fair value method had been applied to employee stock options granted.

	Three Months Ended March 31,
	2004	2003
Net income as
reported	$123,000	$174,000
Pro forma compensation expense	(40,000)	(97,000)

Pro forma net income	$83,000	$77,000

Net income per share:

	Three Months Ended March 31,
	2004	2003
Basic, as reported	$0.02	$0.03
Diluted, as reported	$0.02	$0.03
Basic, pro forma	$0.02	$0.02
Diluted, pro forma	$0.01	$0.01

6)	Reclassifications — Certain amounts for 2003 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that the deferred tax assets may be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made. Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the quarters ended March 31, 2004 and 2003.

NOTE C – LINE OF CREDIT

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

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of March 31, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

NOTE D – COMMITMENTS AND CONTINGENCIES

Costs charged to cost-type U.S. Government contracts are subject to annual audit by duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back as far as 1992. As such, the Company was entitled to bill approximately $99,000 and $71,000 of previously unrecognized cost and profit during the quarters ended March 31, 2004 and 2003, respectively. In the opinion of management, adjustments resulting from the completion of future audits and contract closeouts are not expected to have a material impact on the Company’s financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE E – SHAREHOLDERS’ EQUITY

During the quarter ended March 31, 2004, certain employees and former employees exercised incentive stock options to purchase 12,688 shares of common stock at a price ranging from $0.12 per share to $0.63 per share, resulting in net proceeds to the Company of approximately $3,000.

Effective January 1, 2004 the Company’s Board of Directors authorized the reactivation of the 1997 Employee Stock Purchase Plan (the “1997 Plan”) for all eligible employees to purchase shares of its Common Stock, and established the purchase price at 90% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Plan authorizes up to 400,000 shares to be issued, and as of March 31, 2004, 212,756 shares were reserved for future issuance. On April 1, 2004, 42,768 shares were purchased and issued to participants under the 1997 Plan at a price of $0.873 per share for the offering period ended March 31, 2004. As of March 31, 2004, the Company received net proceeds of approximately $37,000, which has been recorded as common stock subscribed. As of April 1, 2004, 169,988 shares were reserved for future issuance.

NOTE F – SEGMENT REPORTING

In 1998, Infodata adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise, about which separate discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is managed along three business segments, the Commercial, Government, and Intelligence business units.

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

The table below presents information about reported segments for the quarters ended March 31, 2004 and 2003, as well as a reconciliation to reported income (loss) before income taxes (in thousands).

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$101	$334	$1,329	$1,764	$330	$352	$849	$1,531
License fees	402	74	--	476	698	38	--	736
Third party products	2	--	--	2	--	--	--	--

Total revenues	$505	$408	$1,329	$2,242	$1,028	$390	$849	$2,267
Direct costs	107	281	895	1,283	243	234	604	1,081

Segment profit	398	127	434	959	785	156	245	1,186
Research and development				(77)				(272)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(761)				(742)
Interest, net				2				2

Income before income
taxes				$123				$174

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB RELATING TO PRODUCT AND SERVICE DEVELOPMENT, FUTURE CONTRACTS, REVENUE, NET INCOME AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW PRODUCT AND SERVICE OFFERINGS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT DEVELOPMENT, SERVICE INTRODUCTION AND ACCEPTANCE, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS AND THE TIMING OF ORDERS AND CONTRACT INITIATION. THE COMPANY’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

Founded in 1968, Infodata Systems Inc. (“Infodata” or the “Company”) is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata serves approximately 6,000 customers encompassing 500 of the global 1000, 50% of tier one Life Science firms, and various Government and Intelligence agencies and organizations.

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

Infodata has a growing network of strategic partnerships and alliances, such as EMC/Documentum (NYSE: EMC), First Consulting Group (NASDAQ: FCGI), Liquent (NYSE: IHI), and IBM (NYSE: IBM) that act as resellers of Infodata’s proprietary products in delivering content management solutions to customers. Development is underway to expand the Company’s offerings by building adaptors to numerous ECM platforms and Java Data Base Connections (“JDBC”) compliant databases such as Oracle, SQL Server and DB2. This expanded functionality is designed to further enhance the abilities of the CMSL to provide a substantially broader solutions offering for enterprise grade annotation functionality for strict regulatory environments, electronic delivery of documents and digital rights management.

The Company provides a convenient, cost effective and centralized source of ECM applications and deep ECM domain expertise. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are a combination of services, proprietary products and third party products. Services revenues are derived from implementing specific vertical market solutions that enhance the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

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

The Company’s future operating results may vary significantly and are difficult to predict due to a number of factors, many of which are beyond its control. These factors include the demand for the Company’s services and proprietary products, the level of product and price competition, the length of the sales cycles, the delay or deferral of customer implementation, the success of the direct and indirect sales force and the Company’s channel partners, unilateral funding decisions by government and intelligence customers, the mix of products and services sold, the timing of hiring of new employees and/or consultants, the ability of the Company to control costs and general domestic economic and political conditions which could have an adverse effect on the Company’s ability to meet its operating goals.

Significant Estimates and Critical Accounting Policies

The preparation of condensed consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain and affect reported amounts. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following represent significant estimates and critical accounting policies:

Revenue Recognition – Long-Term Contracts — A portion of the Company’s revenues are derived from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage which costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Revenues on long-term cost reimbursable (Cost Plus Fixed Fee and Cost Plus Award Fee) contracts are recognized based upon allowable costs incurred using provisional (estimated) indirect rates, which are adjusted to actual upon audit by government representatives, plus a proportional amount of contractual or estimated fee earned. Estimating future costs and, therefore, revenues and profits on fixed price and cost reimbursable contracts, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

Certain contracts include award fee provisions for increased or decreased revenue and profit based on actual performance against established targets. Estimated award fees are included in contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should the Company fail to perform sufficiently under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

Software Revenue Recognition — The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Deferred Tax Assets — The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that the deferred tax assets may be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2004, AND MARCH 31, 2003

Revenues

Founded in 1968, Infodata is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the quarter ended March 31, 2004, total revenue decreased by approximately $25,000, or 1.1%, to approximately $2,242,000, down from approximately $2,267,000 for the quarter ended March 31, 2003. Revenues for each period consisted of the following:

Revenues
for the Three Months Ended
(Dollar Amounts in Thousands)

	March 31, 2004	March 31, 2003	Increase (Decrease) %
Commercial
Services	$101	$330	(69.4%)
License fees	402	698	(42.4%)
Third party products	2	--	100.00

Total Commercial Revenue	$505	$1,028	(50.9%)

Government
Services	$334	$352	(5.1%)
License fees	74	38	94.7%
Third party products	--	--	0.0%

Total Government Revenue	$408	$390	4.6%

Intelligence
Services	$1,329	$849	56.5%
License fees	--	--	0.0%
Third party products	--	--	0.0%

Total Intelligence Revenue	$1,329	$849	56.5%

Total Revenues	$2,242	$2,267	(1.1%)

For the quarter ended March 31, 2004, total revenues for the Commercial segment were approximately $505,000, a decrease of approximately $523,000, or 50.9%, down from total revenues of approximately $1,028,000 for the quarter ended March 31, 2003. The decrease was primarily the combined result of a large enterprise sale of AnnoDoc® software and higher services revenue derived from integration services provided to commercial customers during the quarter ended March 31, 2003.

In the Government segment, total revenues were approximately $408,000 for the quarter ended March 31, 2004, an increase of approximately $18,000, or 4.6%, up from total revenues of approximately $390,000 for the quarter ended March 31, 2003. The increase was primarily the result of higher license fee revenue as the Company continued to focus on sales of its higher-margin proprietary products, which was partially offset by a small decrease in services revenues. The decrease in services revenue was primarily the net result of lower revenue from the Federal Deposit Insurance Corporation (“FDIC”) contract due to a decision by FDIC officials on January 8, 2004, to reduce program funding, which was substantially replaced by revenue from other new contracts. The FDIC contract accounted for approximately $105,000, or 25.7% of total government revenues during the quarter ended March 31, 2004, compared to approximately $332,000, or 85.1% total government revenues during the quarter ended March 31, 2003.

For the quarter ended March 31, 2004, total revenues for the Intelligence segment were approximately $1,329,000, an increase of approximately $480,000, or 56.5%, up from total segment revenues of approximately $849,000 for the quarter ended March 31, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. In addition, the segment’s total revenues included approximately $99,000 and $71,000 for the quarters ended March 31, 2004 and 2003, respectively, related to previously unrecognized cost and profit that the Company was entitled to bill as a result of the closeout of various old completed contracts. The Intelligence segment’s revenues accounted for approximately 59.3% of the Company’s total revenues for the quarter ended March 31, 2004, and approximately 37.5% of the Company’s total revenues in the year earlier quarter. Prime contracts with one U.S. Government intelligence customer accounted for approximately $764,000, or 34.1% of the Company’s total revenues for the quarter ended March 31, 2004, compared to approximately $615,000, or 27.1% of the Company’s total revenues in the same quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $568,000, or 25.1% of the Company’s total revenues for the quarter ended March 31, 2004, compared to approximately $232,000, or 10.2% of the Company’s total revenues for the same quarter last year.

Gross Profit

Gross profit for the quarter ended March 31, 2004, decreased by approximately $227,000, to approximately $959,000, down from approximately $1,186,000 for the quarter ended March 31, 2003. The gross margin was 42.8% and 52.3% for the quarters ended March 31, 2004 and 2003, respectively. The higher margin for the quarter ended March 31, 2003, was primarily the net result of a large enterprise-class sale of AnnoDoc® software, compared to the current quarter’s margin which was primarily the combined result of a net increase in revenue from services, lower revenues from the sale or proprietary products, combined with the benefit of a cost of sales reduction due to the reversal of various project cost accruals which amounted to approximately $71,000 accumulated over several years for which management believes the Company is no longer liable.

Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2004, decreased approximately $195,000, or 71.7%, to approximately $77,000, down from approximately $272,000 for the quarter ended March 31, 2003. During the quarter ended December 31, 2003, the Company initiated a research and development strategy to conservatively retool the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. Management will perform a comprehensive buy versus partner versus build analysis to determine the most effective manner to gain any needed additional technology.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2004, Selling, general and administrative expenses were approximately $761,000, an increase of approximately $19,000, or 2.6%, from approximately $742,000 for the quarter ended March 31, 2003. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth, combined with a decrease in management incentive costs when compared to the same quarter last year.

Operating Profit

For the quarter ended March 31, 2004, Operating Profit was approximately $121,000, or 5.4% of total revenues, compared to approximately $172,000, or 7.6% of total revenues for the quarter ended March 31, 2003.

Interest Income and Expense

Interest income for the quarter ended March 31, 2004, decreased approximately $1,000, or 33.3%, down from $3,000 for the quarter ended March 31, 2003, to $2,000 for the three months ended March 31, 2004. The reduction in interest income was due to lower interest rates in the quarter ended March 31, 2004. Interest expense decreased approximately $1,000, or 100.0%, down from approximately $1,000 for the quarter ended March 31, 2003, to approximately $0 for the quarter ended March 31, 2004. The reduction in interest expense was due to lower outstanding borrowings on the line of credit.

Provision for Income Taxes

Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the quarters ended March 31, 2004 and 2003.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash equivalents of approximately $1,685,000 and net working capital of approximately $2,094,000. At March 31, 2003, the Company had cash and cash equivalents of approximately $1,457,000 and net working capital of approximately $1,747,000. As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and working capital of approximately $1,919,000. When compared to December 31, 2003, the increase for the quarter ended March 31, 2004 in cash and cash equivalents of approximately $263,000 and in working capital of approximately $175,000 was primarily the result of the Company’s net income for the quarter ended March 31, 2004.

For the quarter ended March 31, 2004, net cash provided by operating activities was approximately $265,000, which was primarily the combined result of the Company’s net income of approximately $123,000, non-cash adjustments to net income of approximately $29,000, and the collection of accounts receivable. For the quarter ended March 31, 2003, net cash provided by operating activities was approximately $233,000, which was primarily the result of the Company’s net income of approximately $174,000. During the quarter ended March 31, 2004, net cash of approximately $42,000 was used in investing activities for the purchase of property and equipment, compared to approximately $22,000 in the year earlier quarter. For the quarter ended March 31, 2004, net cash provided by financing activities was approximately $40,000, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan during the offering period ended March 31, 2004, and from the issuance of common stock related to stock option exercises. For the quarter ended March 31, 2003, net cash used in financing activities was approximately $52,000, which was used primarily for repayment of the outstanding balance on the line of credit.

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

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of March 31, 2004 the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back as far as 1992. As such, the Company was entitled to bill approximately $99,000 and $71,000 of previously unrecognized cost and profit during the quarters ended March 31, 2004 and 2003, respectively. In the opinion of management, adjustments resulting from the completion of future audits are not expected to have a material impact on the Company’s financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on that evaluation, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

The following Exhibits are filed herewith:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On March 24, 2004, the Company filed a Form 8-K reporting that it had issued a press release on March 23, 2004, which announced its fourth quarter and 2003 financial results, and provided notice that the Company had scheduled a conference call and live audio Webcast for March 25, 2004, to discuss the Company’s financial results and 2004 operating plans.

On January 22, 2004, the Company file a Form 8-K reporting that it had issued a press release on January 21, 2004, announcing that due to budgetary constraints, the Federal Deposit Insurance Corporation (“FDIC”) had advised the Company to stop work on the FDIC’s Corporate Document Management Imaging (“CDMI”) task.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFODATA SYSTEMS INC.
Date: May 12, 2004
BY: /s/ Edwin A. Miller
Edwin A. Miller
President and CEO
(Principal Executive Officer)
BY: /s/ Norman F. Welsch
Norman F. Welsch
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)
BY: /s/ Laura L. Sullivan
Laura L. Sullivan
Controller
(Principal Accounting Officer)