Form 10QSB
period 2004-06-30
INFODATA SYSTEMS INC
filed 2004-08-13
CIK 50420

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10416

_____________________________________________________________
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
Yes X No ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on July 30, 2004 as reported on the NASD OTC Bulletin Board, was approximately $6,181,870. The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 5,146,279 on July 30, 2004.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION	Page(s)
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	3
	Three Months Ended June 30, 2004 and 2003
	Condensed Consolidated Statements of Operations	4
	Six Months Ended June 30, 2004 and 2003
	Condensed Consolidated Balance Sheets	5
	June 30, 2004 and December 31, 2003
	Condensed Consolidated Statements of Cash Flows	6
	Six Months Ended June 30, 2004 and 2003
	Notes to Condensed Consolidated Financial Statements	7 - 12
Item 2	Management's Discussion and Analysis	13 - 21
Item 3	Controls and Procedures	21
PART II	OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	22
Item 5	Other Information	22
Item 6	Exhibits and Reports on Form 8-K
(a)	Exhibits	23
(b)	Reports on Form 8-K	23
SIGNATURES		23
CERTIFICATIONS		24 - 26

PART I. FINANCIAL INFORMATION

Item 1.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues	$2,429	$1,958

Cost of revenues	1,345	983

Gross profit	1,084	975
Operating expenses:
Selling, general and administrative	827	642
Research and development	107	288

	934	930

Operating profit	150	45
Interest income	3	3

Income before income taxes	153	48
Income tax (benefit)	(747)	--

Net income	$900	$48

Net income per share - basic	$0.18	$0.01

Weighted average basic shares outstanding	5,094	5,027

Net income per share - diluted	$0.15	$0.01

Weighted average diluted shares outstanding	5,986	5,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues	$4,671	$4,224

Cost of revenues	2,628	2,064

Gross profit	2,043	2,160
Operating expenses:
Selling, general and administrative	1,588	1,383
Research and development	184	560

	1,772	1,943

Operating profit	271	217
Interest income	5	6
Interest expense	--	(1)

Income before income taxes	276	222
Income tax (benefit)	(747)	--

Net income	$1,023	$222

Net income per share - basic	$0.20	$0.04

Weighted average basic shares outstanding	5,066	5,012

Net income per share - diluted	$0.17	$0.04

Weighted average diluted shares outstanding	5,886	5,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts In Thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$1,616	$1,422
Certificates of deposit	103	103
Accounts receivable, net of allowance of
$37 and $38, respectively	1,995	2,141
Deferred tax asset	120	--
Prepaid expenses and other current assets	117	66

Total current assets	3,951	3,732
Property and equipment, net	248	228
Deferred tax asset	627	--

Total assets	$4,826	$3,960

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$193	$190
Accrued expenses	679	803
Other current liabilities	29	34
Deferred rent	55	36
Deferred revenue	586	750

Total current liabilities	$1,542	$1,813
Commitments and contingencies	--	--
Shareholders' equity:
Common stock	151	149
Common stock subscribed	52	--
Additional paid-in capital	20,316	20,256
Accumulated deficit	(17,235)	(18,258)

Total shareholders' equity	3,284	2,147

Total liabilities and shareholders' equity	$4,826	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,023	$222
Adjustments to reconcile net income to cash provided by
operating activities:
Deferred income tax benefit	(747)	--
Stock based compensation expense	20	6
Depreciation and amortization	34	44
Changes in operating assets and liabilities:	--	--
Accounts receivable	146	337
Prepaid expenses and other current assets	(51)	(61)
Accounts payable	3	(54)
Accrued expenses	(124)	(54)
Other current liabilities	22	--
Deferred rent	19	--
Deferred revenue	(164)	(272)

Net cash provided by operating activities	181	168

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(81)	(56)

Net cash used in investing activities	(81)	(56)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net repayments under short-term debt	--	(55)
Common stock subscribed	52	--
Issuance of common stock	42	4

Net cash provided by (used in) financing activities	94	(51)

Net increase in cash and cash equivalents	194	61
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,616	$1,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2004 and 2003

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results, which may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

1)	Revenue Recognition — The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party maintenance, is deferred and recognized ratably over the term of the contract. License revenue from resellers is recognized when product is sold through to the end user and such sell through is reported to the Company. Revenue from consulting and training is recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursable contracts (Cost Plus Fixed Fee or Cost Plus Award Fee) is recognized as costs are incurred, plus a proportionate amount of contractual or estimated fee earned. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract. Anticipated losses on contracts are recognized in the accounting period in which they are first determined.

2)	Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

3)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4)	Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options computed using the treasury stock method.

The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the three and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
Denominator for basic earning per share, weighted
average shares	5,093,610	5,026,860
Employee Stock Options	891,987	377,483

Denominator for diluted earnings per share, weighted
average shares	5,985,597	5,404,343

	Six Months Ended June 30,
	2004	2003
Denominator for basic earning per share, weighted
average shares	5,065,927	5,012,480
Employee Stock Options	820,165	400,521

Denominator for diluted earnings per share, weighted
average shares	5,886,092	5,413,001

5)	Stock Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

For the three and six month periods ended June 30, 2004, in connection with non qualified stock options granted to Advisory Board members, the Company recognized approximately $10,000 and $20,000, respectively, of compensation expense computed based on the fair value method.

The following table presents pro forma net income and per share amounts for the three and six month periods ended June 30, 2004 and 2003, as if the fair value method had been applied to employee stock options granted.

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income as reported	$900,000	$48,000
Pro forma compensation (expense) benefit	(39,000)	12,000

Pro forma net income	$861,000	$60,000

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income as reported	$1,023,000	$222,000
Pro forma compensation (expense) benefit	(79,000)	38,000

Pro forma net income	$944,000	$260,000

Net income per share:
	Three Months Ended
	June 30, 2004	June 30, 2003
Basic, as reported	$.18	$.01
Diluted, as reported	$.15	$.01
Basic, pro forma	$.17	$.01
Diluted, pro forma	$.14	$.01
	Six Months Ended
	June 30, 2004	June 30, 2003
Basic, as reported	$.20	$.04
Diluted, as reported	$.17	$.04
Basic, pro forma	$.19	$.05
Diluted, pro forma	$.16	$.05

6)	Reclassifications — Certain amounts for 2003 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — During the quarter ended June 30, 2004, the Company adjusted its deferred tax valuation allowance downward by approximately $747,000, which represents an amount that management believes is more likely than not to be realized. This adjustment resulted in an increase in deferred tax assets and the corresponding recognition of an income tax benefit of approximately $747,000, which resulted in an increase in net income of approximately $747,000 in the three and six-month periods ended June 30, 2004. The valuation allowance has been determined pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes, which includes estimation of future taxable income and is adequate to reduce total deferred tax assets to an amount that will more likely than not be realizable. In assessing the Company’s ability to realize its deferred tax assets, management considered all available positive and negative evidence, including historical operating results and forecasts of future taxable income. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit. Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the three and six-month periods ended June 30, 2004 and 2003. As summary of the net deferred tax assets as of June 30,2004 is as follows:

June 30, 2004
Net operating loss carryforward and other deferred assets	$5,229,000
Valuation allowance	(4,482,000)

Net deferred tax asset as of June 30, 2004	$747,000

NOTE C – LINE OF CREDIT

On July 30, 2004, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

NOTE D – COMMITMENTS AND CONTINGENCIES

Costs charged to cost-type U.S. Government contracts are subject to audit by duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back as far as 1992. In the opinion of management, adjustments resulting from the completion of future audits and contract closeouts are not expected to have a material impact on the Company’s financial position or results of future operations.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE E – SHAREHOLDERS’ EQUITY

During the quarter ended June 30, 2004, certain employees and former employees exercised incentive stock options to purchase 7,250 shares of common stock at a price ranging from $0.12 per share to $0.925 per share, resulting in net proceeds to the Company of approximately $1,000. During the quarter ended March 31, 2004, certain employees and former employees exercised incentive stock options to purchase 12,688 shares of common stock at a price ranging from $0.12 per share to $0.63 per share, resulting in net proceeds to the Company of approximately $3,000.

Effective January 1, 2004 the Company’s Board of Directors authorized the reactivation of the 1997 Employee Stock Purchase Plan (the “1997 Plan”) for all eligible employees to purchase shares of its Common Stock, and established the purchase price at 90% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Plan authorizes up to 400,000 shares to be issued. On April 1, 2004, 42,768 shares were purchased and issued to participants under the 1997 Plan at a price of $0.873 per share for the offering period ended March 31, 2004. During the quarter ended March 31, 2004, the company received net proceeds of approximately $37,000 for the purchase of common stock. During the quarter ended June 30, 2004, the Company received net proceeds of approximately $52,000, which has been recorded as common stock subscribed. On July 1, 2004, 33,824 shares were purchased and issued to participants under the 1997 Plan at a price of $1.530 per share for the offering period ended June 30, 2004. As of July 1, 2004, 136,164 shares were reserved for future issuance.

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

        The tables below present information about reported segments for the three and six month periods ended June 30, 2004 and 2003, as well as a reconciliation to reported income before income taxes (in thousands).

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$243	$646	$1,117	$2,006	$162	$375	$953	$1,490
License fees	380	43	--	423	436	32	--	468
Third party products	--	--	--	--	--	--	--	--

Total revenues	$623	$689	$1,117	$2,429	$598	$407	$953	$1,958
Direct costs	181	327	837	1,345	166	252	565	983

Segment profit	442	362	280	1,084	432	155	388	975
Research and development				(107)				(288)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(827)				(642)
Interest, net				3				3

Income before income taxes				$153				$48

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$344	$980	$2,446	$3,770	$492	$727	$1,802	$3,021
License fees	782	117	--	899	1,133	70	--	1,203
Third party products	2	--	--	2	--	--	--	--

Total revenues	$1,128	$1,097	$2,446	$4,671	$1,625	$797	$1,802	$4,224
Direct costs	288	608	1,732	2,628	409	485	1,170	2,064

Segment profit	840	489	714	2,043	1,216	312	632	2,160
Research and development				(184)				(560)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(1,588)				(1,383)
Interest, net				5				5

Income before income taxes				$276				$222

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

Company Overview

Founded in 1968, Infodata Systems Inc. (“Infodata” or the “Company”) is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions by means of a unique Content Management Services Layer (“CMSL”) that helps organizations address the complexity of bringing content together with critical business processes to solve the problems around regulatory compliance mandates and the management and security of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata has approximately 6,000 customers encompassing 500 of the global 1000, 50% of tier one Life Science firms, and various Government and Intelligence agencies and organizations.

Compliance mandates are encouraging the adoption of Electronic Content Management (“ECM”) systems to control content in an enterprise-wide repository that provides services such as library check-in/check-out, versioning, and workflow. However, even with ECM systems, there is a gap between the needs of the end user and the ECM system. Within this gap, customers demand functionality that specifically addresses how content is managed across its lifecycle according to business processes and compliance regulations.

Infodata’s business includes a system integration services capability in which the Company assists regulated businesses and government agencies in constructing and/or augmenting ECM environments. The Company’s solution approach involves the integration of its own market-leading propriety technology with other leading-edge solution environments, as many of our customer engagements often lead to the sale of our own proprietary technologies.

The Company is targeting expansion of its market position by delivering compliance-driven solutions via its CMSL, which is designed to enhance the capabilities of content management systems for regulatory compliance. The Company believes that the CMSL is potentially valuable to those organizations that have content management systems and require an open approach to allow for significant improvement in interoperability between commercial-off-the-shelf applications.

Infodata’s suite of proprietary products works along with the CMSL to promote effective and efficient workflow processing while fostering regulatory compliance. Infodata’s products are designed to add robustness to any ECM environment and seamlessly interact act from within the CMSL. The value to the customer is customization to solve their particular problem.

Infodata also has a solution services group that offers a number of services intended to enable customers to maximize the benefits of their ECM system, and customize and integrate their ECM solutions within their enterprise infrastructure.

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

Revenue Recognition – Long-Term Contracts — A portion of the Company’s revenues are derived from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term cost reimbursable (Cost Plus Fixed Fee and Cost Plus Award Fee) contracts are recognized based upon allowable costs incurred using provisional (estimated) indirect rates, which are adjusted to actual upon audit by government representatives, plus a proportional amount of contractual or estimated fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage which costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits on cost reimbursable and fixed price contracts, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

Deferred Tax Assets — Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. If forecasts of taxable income change in the future, the Company may be required to adjust the valuation allowance against deferred tax assets, which would result in additional income tax expense or benefit.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2004 AND JUNE 30, 2003

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

For the quarter ended June 30, 2004, total revenues increased by approximately $471,000, or 24.1%, to approximately $2,429,000, up from approximately $1,958,000 for the quarter ended June 30, 2003. Revenues for each period consisted of the following:

	Three Months Ended (Dollar Amounts in Thousands)
	June 30, 2004	June 30, 2003	Increase (Decrease) %
Commercial
Services	$243	$162	50.0%
License fees	380	436	(12.8)%
Third party products	--	--	0.0%

Total Commercial Revenue	$623	$598	4.2%

Government
Services	$646	$375	72.3%
License fees	43	32	34.4%
Third party products	--	--	0.0%

Total Government Revenue	$689	$407	69.3%

Intelligence
Services	$1,117	$953	17.2%
License fees	--	--	0.0%
Third party products	--	--	0.0%

Total Intelligence Revenue	$1,117	$953	17.2%

Total Revenues	$2,429	$1,958	24.1%

For the quarter ended June 30, 2004, total revenues for the Commercial segment were approximately $623,000, an increase of approximately $25,000, or 4.2%, from total revenues of approximately $598,000 for the quarter ended June 30, 2003. The increase was primarily the result of higher service revenues, which was partially offset by a decrease in license fee revenue.

In the Government segment, total revenues were approximately $689,000 for the quarter ended June 30, 2004, an increase of approximately $282,000, or 69.3%, from total revenues of approximately $407,000 for the quarter ended June 30, 2003. The increase was primarily the result of higher services revenue attributable to the American Red Cross contract, which accounted for approximately $494,000, or 20.3% of the Company’s total revenues in the current quarter. This increase was partially offset by a decrease in services revenue from the Federal Deposit Insurance Corporation contract of approximately $245,000, or 10.1%, of the Company’s total revenues in the current quarter.

For the quarter ended June 30, 2004, total revenues for the Intelligence segment were approximately $1,117,000, an increase of approximately $164,000, or 17.2%, from total revenues of approximately $953,000 for the quarter ended June 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 46.0% of the Company’s total revenues for the quarter ended June 30, 2004, and approximately 48.7% of the Company’s total revenues for the comparable quarter last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $536,000, or 22.1% of the Company’s total revenue for the quarter ended June 30, 2004, compared to approximately $672,000, or 34.3% of the Company’s total revenues in the same quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $541,000, or 22.3% of the Company’s total revenues for the quarter ended June 30, 2004, compared to approximately $281,000 or 14.4% of the Company’s total revenues for same quarter last year.

Gross Profit

Gross profit for the quarter ended June 30, 2004, increased by approximately $109,000, to approximately $1,084,000, up from approximately $975,000 for the quarter ended June 30, 2003. The gross margin was 44.6% and 49.8% for the quarters ended June 30, 2004 and 2003, respectively. The lower margin for the quarter ended June 30, 2004, was primarily the result an increase in the proportion of services revenues to total revenues.

Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2004, decreased approximately $181,000, or 62.8%, to approximately $107,000, down from approximately $288,000 for the quarter ended June 30, 2003. During the quarter ended December 31, 2003, the Company initiated a research and development strategy to conservatively reorganize the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. Management will perform a comprehensive buy versus partner versus build analysis to determine the most effective manner to gain any needed additional technology.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2004, selling, general and administrative expenses were approximately $827,000, an increase of approximately $185,000, or 28.8%, from approximately $642,000 for the quarter ended June 30, 2003. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

Operating Profit

For the quarter ended June 30, 2004, operating profit was approximately $150,000, or 6.2% of total revenues, compared to approximately $45,000, or 2.3% of total revenues for the quarter ended June 30, 2003. The increase in operating profit was primarily due to the increase in gross profit in the current quarter.

Interest Income and Expense

Interest income was approximately $3,000, for the quarters ended June 30, 2004, and 2003. The Company did not incur any interest expense for the quarters ended June 30, 2004 and 2003.

Income Tax Benefit

For the quarter ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in the comparable quarter last year. Management has determined that, based on the Company’s return to sustained profitability during the last nine quarters and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000 and increase in net income of approximately $747,000, in the three-month period ended June 30, 2004.

Net Income

Based on the above, net income for the quarter ended June 30, 2004, amounted to approximately $900,000, or $0.15 per share diluted, compared to approximately $48,000, or $0.01 per share diluted, in the comparable period last year.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

For the six-month period ended June 30, 2004, total revenues increased by approximately $447,000, or 10.6%, to approximately $4,671,000. Revenues for each period consisted of the following:

	Six Months Ended (Dollar Amounts in Thousands)
	June 30, 2004	June 30, 2003	Increase (Decrease) %
Commercial
Services	$344	$492	(30.1)%
License fees	782	1,133	(31.0)%
Third party products	2	--	0.0%

Total Commercial Revenue	$1,128	$1,625	(30.6)%

Government
Services	$980	$727	34.8%
License fees	117	70	67.1%
Third party products	--	--	0.0%

Total Government Revenue	$1,097	$797	37.6%

Intelligence
Services	$2,446	$1,802	35.7%
License fees	--	--	0.0%
Third party products	--	--	0.0%

Total Intelligence Revenue	$2,446	$1,802	35.7%

Total Revenues	$4,671	$4,224	10.6%

For the six months ended June 30, 2004, total revenues for the Commercial segment were approximately $1,128,000, a decrease of approximately $497,000, or 30.6%, from total revenues of approximately $1,625,000 for the six months ended June 30, 2003. The decrease was primarily the result of a single large sale of AnnoDocTM software to a pharmaceutical company in the quarter ended March 31, 2003, combined with lower services revenues in the current quarter from various projects that were completed during the six months ended June 30, 2003.

In the Government segment, total revenues were approximately $1,097,000 for the six months ended June 30, 2004, an increase of approximately $300,000, or 37.6%, from total revenues of approximately $797,000 for the six months ended June 30, 2003. The increase was primarily the result of higher services revenue attributable to the American Red Cross contract, which accounted for approximately $582,000, or 12.5% of the Company’s total revenues in the six months ended June 30, 2004. This increase was partially offset by a decrease in services revenue from the Federal Deposit Insurance Corporation contract of approximately $473,000, or 10.1%, of the Company’s total revenues in the current quarter.

For the six months ended June 30, 2004, total revenues for the Intelligence segment were approximately $2,446,000, an increase of approximately $644,000, or 35.7%, from total revenues of approximately $1,802,000 for the six months ended June 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 52.4% of the Company’s total revenues for the six-month period ended June 30, 2004, and approximately 42.7% of the Company’s total revenues in the comparable six-month period last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $1,300,000, or 27.8% of the Company’s total revenue for the six-month period ended June 30, 2004, compared to approximately $1,288,000, or 30.5% of the Company’s total revenues in the same six-month period last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $1,037,000, or 22.2% of the Company’s total revenues for the six-month period ended June 30, 2004, compared to approximately $514,000 or 12.2% of the Company’s total revenues for same six-month period last year.

Gross Profit

Gross profit decreased by approximately $117,000, or 5.4%, down from approximately $2,160,000 for the six months ended June 30, 2003, to approximately $2,043,000 for the six months ended June 30, 2004. Gross margin as a percent of revenues decreased from 51.1% for the six months ended June 30, 2003, to 43.7% for the six months ended June 30, 2004. The decrease in gross margin for the six months ended June 30, 2004, was primarily the result an increase in the proportion of services revenue to total revenues.

Research and Development Expenses

Research and development expenses decreased approximately $376,000, or 67.1%, from approximately $560,000 for the six months ended June 30, 2003, to approximately $184,000 for the six months ended June 30, 2004. During the quarter ended December 31, 2003, the Company initiated a research and development strategy to conservatively retool the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. Management will perform a comprehensive buy versus partner versus build analysis to determine the most effective manner to gain any needed additional technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $205,000, or 14.8%, from approximately $1,383,000 for the six months ended June 30, 2003, to approximately $1,588,000 for the six months ended June 30, 2004. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

Interest Income and Expense

Interest income decreased approximately $1,000, or 16.7%, down from approximately $6,000 for the six months ended June 30, 2003, to approximately $5,000 for the six months ended June 30, 2004. The reduction in interest income was due to lower invested balances and interest rates compared to the same period in 2003. The Company incurred no interest expense for the six months ended June 30, 2004, compared to approximately $1,000 of interest expense for the six months ended June 30, 2003. The decrease in interest expense resulted from higher interest rates and higher line of credit balances in the comparable period last year.

Income Tax Benefit

For the six months ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in the comparable period last year. Management has determined that, based on the Company’s return to sustained profitability during the last nine quarters and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets and a corresponding income tax benefit of $747,000 and increase in net income of approximately $747,000 in the in the six-month period ended June 30, 2004.

Net Income

Based on the above, net income for the six-months ended June 30, 2004, amounted to approximately $1,023,000, or $0.17 per share diluted, compared to approximately $222,000, or $0.04 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash and cash equivalents of approximately $1,616,000 and net working capital of approximately $2,409,000. At June 30, 2003, the Company had cash and cash equivalents of approximately $1,359,000 and net working capital of approximately $ $1,780,000. As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and working capital of approximately $1,919,000. When compared to December 31, 2003, the increase for the six months ended June 30, 2004 in cash and cash equivalents of approximately $194,000 and in working capital of approximately $490,000 was primarily the result of the Company’s net income for the six months ended June 30, 2004 and the adjustment to the current portion of the deferred tax asset.

For the six months ended June 30, 2004, net cash provided by operating activities was approximately $181,000, which was primarily the combined result of the Company’s net income of approximately $1,023,000, non-cash adjustments to net income of approximately $54,000, and the collection of accounts receivable, which was partially offset by the income tax benefit of approximately $747,000. For the six months ended June 30, 2003, net cash provided by operating activities was approximately $168,000, which was primarily the result of the Company’s net income of approximately $222,000. During the six months ended June 30, 2004, net cash of approximately $81,000 was used in investing activities for the purchase of property and equipment, compared to approximately $56,000 in the same period last year .. For the six months ended June 30, 2004, net cash provided by financing activities was approximately $94,000, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan during the offering periods ended March 31, 2004 and June 30, 2004, and from the issuance of common stock related to stock option exercises. For the six months ended June 30, 2003, net cash used in financing activities was approximately $51,000, which was used primarily for repayment of the outstanding balance on the line of credit.

On July 30, 2004, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at Prime +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on that evaluation, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2004, at 9 a.m. EST, the Company’s 2004 Annual Meeting of Shareholders was called to order. The only matter voted upon was the election of directors. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successor shall have been elected and qualified.

	Votes For	Votes Withheld
Richard T. Bueschel	4,544,142	8,029
Alan S. Fisher	4,545,166	7,005
Christine Hughes	4,545,950	6,221
Robert M. Leopold	4,536,380	15,791
Edwin A. Miller	4,537,284	14,887
Isaac M. Pollak	4,544,296	7,875
Millard H. Pryor, Jr	4,536,380	15,791

Item 5.  Other Information

Effective August, 11, 2004, the Board of Directors, acting upon the recommendation of the Compensation Committee, approved Change In Control Agreements (the “Agreements”) for officers of the Company. These Agreements provide that if, within six months prior to or eighteen months following a Change In Control, such officer (a) is terminated as an employee of the Company other than for cause (as defined in the Agreements), or (b) resigns due to either a reduction in compensation, a substantial diminishment of responsibilities, or a Company requirement to relocate, then the officer will receive equal monthly payments of six months (except our President and CEO, Edwin Miller, who will recieve twelve months) of salary plus a pro-rated portion of annual targeted incentive not previously paid, and immediate vesting of any unvested stock options and unvested Company 401(k) matching contribution held by the officer.  The Agreements define a Change In Control as  (a) any person or entity, acting alone or acting together as a group with any other persons or entities, (other than the Executive or a group including the Executive), either (A) acquires thirty percent (30%) or more of the combined voting power of the outstanding securities of the Company having the right to vote in elections of directors and such acquisition shall not have been approved within sixty (60) days following such acquisition by a majority of the Continuing Directors (as defined in the Agreements) then in office or (B) acquires fifty percent (50%) or more of the combined voting power of the outstanding securities of the Company having a right to vote in elections of directors; or (b) Continuing Directors shall for any reason cease to constitute a majority of the Board of Directors of the Company; or (c) all or substantially all of the business and/or assets of the Company are disposed of by the Company to a party or parties other than a subsidiary or other affiliate of the Company, pursuant to a partial or complete liquidation of the Company, sale of assets (including stock of a subsidiary of the Company) or otherwise; or (d) the Company consolidates with, or merges with or into, any other person or entity (other than a wholly owned subsidiary of the Company), or any other person or entity consolidates with, or merges with or into, the Company, and, in connection therewith, all or part of the outstanding voting securities of the Company shall be changed in any way or converted into or exchanged for stock or other securities or cash or any other property.

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

On May 12, 2004, the Company filed a Form 8-K reporting that it had issued a press release on May 11, 2004, which announced its first quarter financial results, and provided notice that the Company had scheduled a conference call and live audio Webcast for May 18, 2004, to discuss the Company’s financial results and 2004 operating plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFODATA SYSTEMS INC.
Date: August 13, 2004
BY: /s/ Edwin A. Miller
Edwin A. Miller
President and CEO
(Principal Executive Officer)
BY: /s/ Norman F. Welsch
Norman F. Welsch
Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer)
BY: /s/ Laura L. Sullivan
Laura L. Sullivan
Controller
(Principal Accounting Officer)