Form 10QSB
period 2004-09-30
INFODATA SYSTEMS INC
filed 2004-11-12
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-10416

INFODATA SYSTEMS INC.
(Exact Name of Small Business Issuer in its Charter)
Virginia	16-0954695
(State of Incorporation)	(I.R.S. Employer Identification No.)
13454 Sunrise Valley Dr, Suite 500, Herndon, Virginia	20171-3282
(Address of Principal Executive Office)	(Zip Code)

(Issuer's Telephone Number)   (703) 934-5205

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock-$.03 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     X         No

The number of outstanding shares of the Company's Common Stock, par value $0.03 per share, was 5,184,059 on October 28, 2004.

Transitional Small Business Disclosure Format:      Yes                No     X

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

			Page(s)
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Operations	3
		Three Months Ended September 30, 2004 and 2003
		Condensed Consolidated Statements of Operations	4
		Nine Months Ended September 30, 2004 and 2003
		Condensed Consolidated Balance Sheets	5
		September 30, 2004 and December 31, 2003
		Condensed Consolidated Statements of Cash Flows	6
		Nine Months Ended September 30, 2004 and 2003
		Notes to Condensed Consolidated Financial Statements	7-12
	Item 2.	Management's Discussion and Analysis	13-22
	Item 3.	Controls and Procedures	22
PART II.	OTHER INFORMATION
	Item 6.	Exhibits
		(a) Exhibits	23
SIGNATURES			23
CERTIFICATIONS			24-26

PART I.  FINANCIAL INFORMATION

Item 1.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues	$2,566	$1,981
Cost of revenues	1,395	1,125

Gross profit	1,171	856
Operating expenses:
Selling, general and administrative	919	610
Research and development	150	153

	1,069	763

Operating profit	102	93
Interest income	2	2
Interest expense	(1)	(1)

Income before income taxes	103	94
Provision for income taxes	--	--

Net income	$103	$94

Net income per share - basic	$0.02	$0.02

Weighted average basic shares outstanding	5,151	5,032

Net income per share - diluted	$0.02	$0.02

Weighted average diluted shares outstanding	5,949	5,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenues	$7,237	$6,205
Cost of revenues	4,023	3,189

Gross profit	3,214	3,016
Operating expenses:
Selling, general and administrative	2,507	1,993
Research and development	334	713

	2,841	2,706

Operating profit	373	310
Interest income	7	8
Interest expense	(1)	(2)

Income before income taxes	379	316
Provision for income taxes (benefit)	(747)	--

Net income	$1,126	$316

Net income per share - basic	$0.22	$0.06

Weighted average basic shares outstanding	5,094	5,019

Net income per share - diluted	$0.19	$0.06

Weighted average diluted shares outstanding	5,906	5,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts In Thousands)
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Current Assets:
Cash and cash equivalents	$1,580	$1,422
Certificates of deposit	103	103
Accounts receivable, net of allowance
of $37 and $38, respectively	2,122	2,141
Deferred tax asset	120	--
Prepaid expenses and other current assets	98	66

Total current assets	4,023	3,732
Property and equipment, net	227	228
Deferred tax asset	627	--

Total assets	$4,877	$3,960

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$196	$190
Accrued expenses	688	803
Other current liabilities	29	34
Deferred rent	57	36
Deferred revenue	415	750

Total current liabilities	$1,385	$1,813

Commitments and contingencies	--	--

Shareholders' equity:
Common stock	153	149
Common stock subscribed	45	--
Additional paid-in capital	20,426	20,256
Accumulated deficit	(17,132)	(18,258)

Total shareholders' equity	3,492	2,147

Total liabilities and shareholders' equity	$4,877	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,126	$316
Adjustments to reconcile net income to cash
provided by operating activities:
Deferred income tax benefit	(747)	--
Stock based compensation expense	56	6
Depreciation and amortization	67	58
Changes in operating assets and liabilities:
Accounts receivable	19	(67)
Prepaid expenses and other current assets	(32)	(23)
Accounts payable	6	28
Accrued expenses	(116)	(85)
Other current liabilities	22	35
Deferred rent	20	21
Deferred revenue	(335)	(193)

Net cash provided by operating activities	86	96

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(173)

Net cash used in investing activities	(92)	(173)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net repayments under short-term debt	--	(55)
Common stock subscribed	45	--
Issuance of common stock	119	4

Net cash provided by (used in) financing activities	164	(51)

Net increase (decrease) in cash and cash equivalents	158	(128)
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,580	$1,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2004 and 2003

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

The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the three and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003
Denominator for basic earning per share,
weighted average shares	5,151,418	5,031,619
Employee Stock Options	797,965	506,046

Denominator for diluted earnings per
share, weighted average shares	5,949,383	5,537,665

	Nine Months Ended September 30,
	2004	2003
Denominator for basic earning per share,
weighted average shares	5,094,267	5,018,952
Employee Stock Options	811,392	433,364

Denominator for diluted earnings per
share, weighted average shares	5,905,659	5,452,316

5)	Stock Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

For the three and nine month periods ended September 30, 2004, in connection with non qualified stock options granted to Advisory Board members, the Company recognized approximately $4,000 and $23,000, respectively, of compensation expense computed based on the fair value method in accordance with the provisions of SFAS 123.

The following table presents pro forma net income and per share amounts for the three and nine month periods ended September 30, 2004 and 2003, as if the fair value method had been applied to employee stock options granted.

	Three Months Ended September 30,
	2004	2003

Net income as reported	$103,000	$94,000
Pro forma compensation (expense)	(46,000)	(6,000)

Pro forma net income	$57,000	$88,000

	Nine Months Ended September 30,
	2004	2003

Net income as reported	$1,126,000	$316,000
Pro forma compensation (expense) benefit	(125,000)	38,000

Pro forma net income	$1,001,000	$354,000

Net income per share:

	Three Months Ended September 30,
	2004	2003

Basic, as reported	$0.02	$0.02
Diluted, as reported	$0.02	$0.02
Basic, pro forma	$0.01	$0.02
Diluted, pro forma	$0.01	$0.02

	Nine Months Ended September 30,
	2004	2003

Basic, as reported	$0.22	$0.06
Diluted, as reported	$0.19	$0.06
Basic, pro forma	$0.20	$0.07
Diluted, pro forma	$0.17	$0.06

6)	Reclassifications — Certain amounts for 2003 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — During the quarter ended June 30, 2004, the Company adjusted its deferred tax valuation allowance downward by approximately $747,000, which represents an amount that management believes is more likely than not to be realized. This adjustment resulted in an increase in deferred tax assets and the corresponding recognition of an income tax benefit of approximately $747,000, which resulted in an increase in net income of approximately $747,000 in the nine-month period ended September 30, 2004. The valuation allowance has been determined pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes, which includes estimation of future taxable income and is adequate to reduce total deferred tax assets to an amount that will more likely than not be realizable. In assessing the Company’s ability to realize its deferred tax assets, management considered all available positive and negative evidence, including historical operating results and forecasts of future taxable income. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit. Due to the availability of the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the three and nine-month periods ended September 30, 2004 and 2003. As summary of the net deferred tax assets as of September 30, 2004 is as follows:

September 30, 2004
Net operating loss carryforward and other deferred assets	$5,229,000
Valuation allowance	(4,482,000)

Net deferred tax asset as of September 30, 2004	$747,000

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

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of September 30, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

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

NOTE E – SHAREHOLDERS’ EQUITY

During the quarter ended September 30, 2004, certain current and former employees, and directors exercised incentive stock options to purchase 21,176 shares of common stock at a price ranging from $0.12 per share to $1.45 per share, resulting in net proceeds to the Company of approximately $25,000. During the quarter ended June 30, 2004, certain current and former employees exercised incentive stock options to purchase 7,250 shares of common stock at a price ranging from $0.12 per share to $0.925 per share, resulting in net proceeds to the Company of approximately $1,000. During the quarter ended March 31, 2004, certain current and former employees exercised incentive stock options to purchase 12,688 shares of common stock at a price ranging from $0.12 per share to $0.63 per share, resulting in net proceeds to the Company of approximately $3,000.

Effective January 1, 2004 the Company’s Board of Directors authorized the reactivation of the 1997 Employee Stock Purchase Plan (the “1997 Plan”) for all eligible employees to purchase shares of its Common Stock, and established the purchase price at 90% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Plan authorizes up to 400,000 shares to be issued. On April 1, 2004, 42,768 shares were purchased and issued to participants under the 1997 Plan at a price of $0.873 per share for the offering period ended March 31, 2004. On July 1, 2004, 33,824 shares were purchased and issued to participants under the 1997 Plan at a price of $1.530 per share for the offering period ended June 30, 2004. During the quarter ended September 30, 2004, the Company received net proceeds of approximately $45,000, which has been recorded as common stock subscribed. On October 1, 2004, 30,991 shares were purchased and issued to participants under the 1997 Plan at a price of $1.395 per share for the offering period ended September 30, 2004. As of October 1, 2004, 136,164 shares were reserved for future issuance.

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

The tables below present information about reported segments for the three and nine month periods ended September 30, 2004 and 2003, as well as a reconciliation to reported income before income taxes (in thousands).

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$252	$641	$1,216	$2,109	$104	$403	$983	$1,490
License fees	415	42	--	457	438	36	--	474
Third party products	--	--	--	--	--	--	17	17

Total revenues	$667	$683	$1,216	$2,566	$542	$439	$1,000	$1,981
Direct costs	200	333	862	1,395	143	307	675	1,125

Segment profit	467	350	354	1,171	399	132	325	856
Research and development				(150)				(153)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(919)				(610)
Interest, net				1				1

Income before income taxes				$103				$94

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$596	$1,621	$3,662	$5,879	$596	$1,130	$2785	$4,511
License fees	1,197	159	--	1,356	1,571	106	--	1,677
Third party products	2	--	--	2	--	--	17	17

Total revenues	$1,795	$1,780	$3,662	7,237	$2,167	$1,236	$2,802	$6,205
Direct costs	488	941	2,594	4,023	552	792	1,845	3,189

Segment profit	1,307	839	1,068	3,214	1,615	444	957	3,016
Research and development				(334)				(713)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(2,507)				(1,993)
Interest, net				6				6

Income before income taxes				$379				$316

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

Compliance mandates are encouraging the adoption of Enterprise Content Management (“ECM”) systems to control content in an enterprise-wide repository that provides services such as library check-in/check-out, versioning, and workflow. However, even with ECM systems, there is a gap between the needs of the end user and the ECM system. Within this gap, customers demand functionality that specifically addresses how content is managed across its lifecycle according to business processes and compliance regulations.

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

Infodata’s suite of proprietary products works along with the CMSL to promote effective and efficient workflow processing while fostering regulatory compliance. Infodata’s products are designed to add robustness to any ECM environment and seamlessly interact from within the CMSL. The value to the customer is customization to solve their particular problem.

Infodata also has a solution services group that offers a number of services intended to enable customers to maximize the benefits of their ECM system, and customize and integrate their ECM solutions within their enterprise infrastructure.

Infodata is attempting to expand its network of strategic partnerships and alliances, such as EMC/Documentum (NYSE: EMC), First Consulting Group (NASDAQ: FCGI), Liquent (NYSE: IHI), and IBM (NYSE: IBM) that act as resellers of Infodata’s proprietary products in delivering content management solutions to customers. Although the Company has limited resources, management’s vision is to continue to develop and expand the Company’s offerings by building adaptors to various ECM platforms and Java Data Base Connections (“JDBC”) compliant databases such as Oracle, SQL Server and DB2. The Company has released an Alpha version of its Annotation Suite 2.0, which is based on the Company’s proprietary AnnoDoc® technology, and plans to release a Beta and full version in the fourth quarter of 2004. The Annotation Suite 2.0 works with both EMC/Documentum and IBM’s content manager server platform, the two ECM market leaders. This expanded functionality is designed to further enhance the abilities of the CMSL to provide a substantially broader solutions offering for enterprise grade annotation functionality for strict regulatory environments, electronic delivery of documents and digital rights management. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

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

For the quarter ended September 30, 2004, total revenues increased by approximately $585,000, or 29.5%, to approximately $2,566,000, up from approximately $1,981,000 for the quarter ended September 30, 2003. Revenues for each period consisted of the following:

Three Months Ended
(Dollar Amounts in Thousands)

	September 30, 2004	September 30, 2003	Increase (Decrease) %
Commercial
Services	$252	$104	142.3%
License fees	415	438	(5.3%)
Third party products	--	--	--

Total Commercial Revenue	$667	$542	23.1%

Government
Services	$641	$403	59.1%
License fees	42	36	16.7%
Third party products	--	--	--

Total Government Revenue	$683	$439	55.6%

Intelligence
Services	$1,216	$983	23.7%
License fees	--	--	--
Third party products	--	17	(100.0%)

Total Intelligence Revenue	$1,216	$1,000	21.6%

Total Revenues	$2,566	$1,981	29.5%

For the quarter ended September 30, 2004, total revenues for the Commercial segment were approximately $667,000, an increase of approximately $125,000, or 23.1%, over total revenues of approximately $542,000 for the quarter ended September 30, 2003. The increase was primarily the result of higher service revenues resulting from a subcontract to provide systems integration consulting to a pharmaceutical company, which was partially offset by a decrease in license fee revenue when compared to the same quarter last year.

In the Government segment, total revenues were approximately $683,000 for the quarter ended September 30, 2004, an increase of approximately $244,000, or 55.6%, over total revenues of approximately $439,000 for the quarter ended September 30, 2003. The increase was primarily the result of higher services revenue attributable to the American Red Cross contract, which accounted for approximately $581,000, or 22.7% of the Company’s total revenues in the current quarter. This increase was partially offset by a decrease in services revenue from the Federal Deposit Insurance Corporation contract of approximately $212,000, or 8.3%, of the Company’s total revenues in the current quarter.

For the quarter ended September 30, 2004, total revenues for the Intelligence segment were approximately $1,216,000, an increase of approximately $216,000, or 21.6%, over total revenues of approximately $1,000,000 for the quarter ended September 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 47.4% of the Company’s total revenues for the quarter ended September 30, 2004, and approximately 50.5% of the Company’s total revenues for the comparable quarter last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $411,000, or 16.0% of the Company’s total revenue for the quarter ended September 30, 2004, compared to approximately $574,000, or 29.0% of the Company’s total revenues in the same quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $710,000, or 27.7% of the Company’s total revenues for the quarter ended September 30, 2004, compared to approximately $306,000 or 15.4% of the Company’s total revenues for same quarter last year. During the quarter ended September 30, 2004 one subcontract accounted for approximately $337,000 or 13.1% of the Company’s total revenues, compared to $192,000, or 9.7% of the Company’s total revenues for the same quarter last year.

Gross Profit

Gross profit for the quarter ended September 30, 2004, increased by approximately $315,000, to approximately $1,171,000, up from approximately $856,000 for the quarter ended September 30, 2003. The gross margin was 45.6% and 43.2% for the quarters ended September 30, 2004 and 2003, respectively. The higher margin for the quarter ended September 30, 2004, was primarily the result of higher services revenues from contracts with better margins when compared to the same quarter last year.

Selling, General and Administrative Expenses

For the quarter ended September 30, 2004, selling, general and administrative expenses were approximately $919,000, an increase of approximately $309,000, or 50.7%, over approximately $610,000 for the quarter ended September 30, 2003. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2004, decreased approximately $3,000, or 2.0%, to approximately $150,000, down from approximately $153,000 for the quarter ended September 30, 2003. During the second half of 2003, the Company initiated a research and development strategy to conservatively reorganize the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

Operating Profit

For the quarter ended September 30, 2004, operating profit was approximately $102,000, or 4.0% of total revenues, compared to approximately $94,000, or 4.7% of total revenues for the quarter ended September 30, 2003. The increase in operating profit was primarily due to the increase in gross profit in the current quarter.

Interest Income and Expense

Interest income was approximately $2,000, for the quarters ended September 30, 2004, and 2003. Interest expense was approximately $1,000, for the quarters ended September 30, 2004, and 2003.

Net Income

Based on the above, net income for the quarter ended September 30, 2004, amounted to approximately $103,000, or $0.02 per share diluted, compared to approximately $94,000, or $0.02 per share diluted, in the comparable period last year.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

For the nine-month period ended September 30, 2004, total revenues increased by approximately $1,032,000, or 16.6%, to approximately $7,237,000, up from approximately $ 6,205,000 for the nine-month period ended September 30, 2003. Revenues for each period consisted of the following:

Nine Months Ended
(Dollar Amounts in Thousands)

	September 30, 2004	September 30, 2003	Increase (Decrease) %
Commercial
Services	$596	$596	0.0%
License fees	1,197	1,571	(23.8%)
Third party products	2	--	--

Total Commercial Revenue	$1,795	$2,167	(17.2%)

Government
Services	$1,621	$1,130	43.5%
License fees	159	106	50.0%
Third party products	--	--	--

Total Government Revenue	$1,780	$1,236	44.0%

Intelligence
Services	$3,662	$2,785	31.5%
License fees	--	--	--
Third party products	--	17	(100.	0%)

Total Intelligence Revenue	$3,662	$2,802	30.7%

Total Revenues	$7,237	$6,205	16.6%

For the nine months ended September 30, 2004, total revenues for the Commercial segment were approximately $1,795,000, a decrease of approximately $372,000, or 17.2%, from total revenues of approximately $2,167,000 for the nine months ended September 30, 2003. The higher revenues for the nine months ended September 30, 2003 was primarily the result of higher license fee revenues due to a single large sale of AnnoDoc® software to a pharmaceutical company in the quarter ended March 31, 2003.

In the Government segment, total revenues were approximately $1,780,000 for the nine months ended September 30, 2004, an increase of approximately $544,000, or 44.0%, over total revenues of approximately $1,236,000 for the nine months ended September 30, 2003. The increase was primarily the result of higher services revenue attributable to the American Red Cross contract, which accounted for approximately $1,164,000, or 16.1% of the Company’s total revenues in the nine months ended September 30, 2004. This increase was partially offset by a decrease in services revenue from the Federal Deposit Insurance Corporation contract of approximately $685,000, or 9.5%, of the Company’s total revenues in the current quarter.

For the nine months ended September 30, 2004, total revenues for the Intelligence segment were approximately $3,662,000, an increase of approximately $860,000, or 30.7%, over total revenues of approximately $2,802,000 for the nine months ended September 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 50.6% of the Company’s total revenues for the nine-month period ended September 30, 2004, and approximately 45.2% of the Company’s total revenues in the comparable nine-month period last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $1,465,000, or 20.2% of the Company’s total revenue for the nine-month period ended September 30, 2004, compared to approximately $1,826,000 or 29.4% of the Company’s total revenues in the same nine-month period last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $1,747,000 or 24.1% of the Company’s total revenues for the nine-month period ended September 30, 2004, compared to approximately $820,000 or 13.2% of the Company’s total revenues for same nine-month period last year. During the nine-month period ended September 30, 2004 one subcontract accounted for approximately $866,000 or 12.0% of the Company’s total revenues, compared to $452,000, or 7.3% of the Company’s total revenues for the same nine-month period last year.

Gross Profit

Gross profit increased by approximately $198,000, or 6.6%, up from approximately $3,016,000 for the nine months ended September 30, 2003, to approximately $3,214,000 for the nine months ended September 30, 2004. Gross margin as a percent of revenues decreased from 48.6% for the nine months ended September 30, 2003, to 44.4% for the nine months ended September 30, 2004. The decrease in gross margin for the nine months ended September 30, 2004, was primarily the result of a decrease in revenues from license fees, which was partially offset by an increase in services revenues, which generate proportionally lower margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $514,000, or 25.8%, from approximately $1,993,000 for the nine months ended September 30, 2003, to approximately $2,507,000 for the nine months ended September 30, 2004. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

Research and Development Expenses

Research and development expenses decreased approximately $379,000, or 53.2%, from approximately $713,000 for the nine months ended September 30, 2003, to approximately $334,000 for the nine months ended September 30, 2004. During the second half of 2003, the Company initiated a research and development strategy to conservatively reorganize the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

Interest Income and Expense

Interest income decreased approximately $1,000, or 12.5%, down from approximately $8,000 for the nine months ended September 30, 2003, to approximately $7,000 for the nine months ended September 30, 2004. The reduction in interest income was primarily due to lower interest rates compared to the same period in 2003. The Company incurred $1,000 and $2,000 of interest expense for the nine months ended September 30, 2004 and 2003, respectively.

Income Tax Benefit

During the quarter ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in the comparable period last year. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000 and increase in net income of approximately $747,000, in the in the nine-month period ended September 30, 2004.

Net Income

Based on the above, net income for the nine months ended September 30, 2004, amounted to approximately $1,126,000, or $0.19 per share diluted, compared to approximately $316,000, or $0.06 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents of approximately $1,580,000 and net working capital of approximately $2,638,000. As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and working capital of approximately $1,919,000. When compared to December 31, 2003, the increase for the nine months ended September 30, 2004 in cash and cash equivalents of approximately $158,000 and in working capital of approximately $719,000 was primarily the result of the Company’s net income for the nine months ended September 30, 2004 and the adjustment to the current portion of the deferred tax asset.

For the nine months ended September 30, 2004, net cash provided by operating activities was approximately $86,000, which was primarily the combined result of the Company’s net income of approximately $1,126,000, non-cash adjustments to net income of approximately $123,000, which was primarily offset by the recognition of a non-cash income tax benefit of approximately $747,000 and a decrease in deferred revenue of approximately $335,000. For the nine months ended September 30, 2003, net cash provided by operating activities was approximately $96,000, which was primarily the net result of the Company’s net income of approximately $316,000, which was partially offset by a decrease in deferred revenue of approximately $193,000. During the nine months ended September 30, 2004, net cash of approximately $92,000 was used in investing activities for the purchase of property and equipment, compared to approximately $173,000 in the same period last year. For the nine months ended September 30, 2004, net cash provided by financing activities was approximately $164,000, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan during the offering periods ended March 31, 2004, June 30, 2004 and September 30, 2004, and from the issuance of common stock related to stock option exercises. For the nine months ended September 30, 2003, net cash used in financing activities was approximately $51,000, which was used primarily for repayment of the outstanding balance on the line of credit.

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

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of September 30, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

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

Item 3.   Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on that evaluation, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

The following Exhibits are filed herewith:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFODATA SYSTEMS INC.
Date: November 12, 2004	By:	/s/ Edwin A. Miller
Edwin A. Miller President and CEO (Principal Executive Officer)
	By:	/s/ Norman F. Welsch
Norman F. Welsch Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
	By:	/s/ Laura L. Sullivan
Laura L. Sullivan Controller (Principal Accounting Officer)