Form 10QSB/A
period 2004-03-31
INFODATA SYSTEMS INC
filed 2005-03-29
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A No. 1

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X] Amendment No. 1 to Quarterly Report on Form 10-QSB
for the Quarter Ended March 31, 2004

Commission File Number 0-10416

INFODATA SYSTEMS INC.
(Exact Name of Small Business Issuer in its Charter)
Virginia	16-0954695
(State of Incorporation)	(I.R.S. Employer Identification No.)
13454 Sunrise Valley Dr, Suite 500, Herndon, Virginia	20171
(Address of Principal Executive Office)	(Zip Code)

(Issuer's Telephone Number)   (703) 934-5205

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as set forth in the pages attached hereto:

Part I	-	Item 1. Financial Statements Item 2. Management's Discussion and Analysis or Plan of Operation

Part II	-	Item 6(a). Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INFODATA SYSTEMS INC.
Date: March 29, 2005	By:	/s/ Norman F. Welsch
Norman F. Welsch Chief Financial Officer and Corporate Secretary

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

			Page(s)
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Operations	3
		Three Months Ended March 31, 2004 and 2003
		Condensed Consolidated Balance Sheets	4
		March 31, 2004 and December 31, 2003
		Condensed Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2004 and 2003
		Notes to Condensed Consolidated Financial Statements	6-11
	Item 2.	Management's Discussion and Analysis or Plan of Operation	12-18
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K
		(a) Exhibits	19
CERTIFICATIONS			20-22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$2,148	$2,267
Cost of revenues	1,283	1,081

Gross profit	865	1,186
Operating expenses:
Selling, general and administrative	761	742
Research and development	77	272

	838	1,014

Operating profit	27	172
Interest income	2	3
Interest expense	--	(1)

Net income before income taxes	29	174
Provision for income taxes	--	--

Net income	$29	$174

Net income per share - basic	$.01	$.03

Net income per share - diluted	$.01	$.03

Weighted average shares outstanding - basic	5,038	4,998

Weighted average shares outstanding - diluted	5,743	5,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,685	$1,422
Certificates of deposit	103	103
Accounts receivable, net of allowance of
$37 in 2004 and $38 in 2003	1,715	2,141
Prepaid expenses and other current assets	87	66

Total current assets	3,590	3,732
Property and equipment, net	226	228

Total assets	$3,816	$3,960

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$145	$190
Accrued expenses	698	803
Other current liabilities	30	34
Deferred rent	51	36
Deferred revenue	666	750

Total current liabilities	1,590	1,813

Commitments and contingencies	--	--
Shareholders' equity:
Common stock	149	149
Common stock subscribed	37	--
Additional paid-in capital	20,269	20,256
Accumulated deficit	(18,229)	(18,258)

Total shareholders' equity
	2,226	2,147

Total liabilities and shareholders' equity	$3,816	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29	$174
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation expense	10	6
Depreciation and amortization	19	25
Changes in operating assets and liabilities:
Accounts receivable	426	(28)
Prepaid expenses and other current assets	(21)	(3)
Accounts payable	(45)	31
Accrued expenses	(105)	76
Other current liabilities	21	--
Deferred rent	15	--
Deferred revenue	(84)	(48)

Net cash provided by operating activities	265	233

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(42)	(22)

Net cash used in investing activities	(42)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	--	(55)
Common stock subscribed	37	--
Issuance of common stock	3	3

Net cash provided by (used in) financing activities	40	(52)

Net increase in cash and cash equivalents	263	159
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,685	$1,457

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1)	Revenue Recognition — The Company recognizes revenue from the sale of software licenses in accordance with Statement of Positions No. 97-2, “Software Revenue Recognition,” as amended. Revenue from license arrangements is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. License revenue from resellers is recognized upon shipment of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable, and no right of return or refund exists. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party maintenance, is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed and collectibility is deemed probable. Revenue from consulting and professional services contracts is recognized on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursable contracts (Cost Plus Fixed Fee or Cost Plus Award Fee) is recognized as costs are incurred, plus a proportionate amount of contractual or estimated fee earned. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract.

2)	Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

3)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4)	Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options computed using the treasury stock method.

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

The following table presents pro forma net income (loss) and per share amounts for the quarters ended March 31, 2004 and 2003, as if the fair value method had been applied to employee stock options granted.

	Three Months Ended March 31,
	2004	2003
Net income as reported	$29,000	$174,000
Pro forma compensation expense	(54,000)	(97,000)

Pro forma net income (loss)	$(25,000)	$77,000

Net income per share:

	2004	2003
Basic, as reported	$0.01	$0.03
Diluted, as reported	$0.01	$0.03
Basic, pro forma	$0.00	$0.02
Diluted, pro forma	$0.00	$0.01

6)	Reclassifications — Certain amounts for 2003 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that the deferred tax assets may be realized in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made. Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the quarters ended March 31, 2004 and 2003.

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

NOTE D – COMMITMENTS AND CONTINGENCIES

Costs charged to cost-type U.S. Government contracts are subject to annual audit by duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back as far as 1992. As such, the Company was entitled to bill approximately $5,000 and $71,000 of previously unrecognized cost and profit during the quarters ended March 31, 2004 and 2003, respectively. In the opinion of management, adjustments resulting from the completion of future audits and contract closeouts are not expected to have a material impact on the Company’s financial position or results of future operations.

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

The table below presents information about reported segments for the quarters ended March 31, 2004 and 2003, as well as a reconciliation to reported income before income taxes (in thousands).

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$101	$334	$1,235	$1,670	$330	$352	$849	$1,531

License fees	402	74	--	476	698	38	--	736
Third party products	2	--	--	2	--	--	--	--

Total revenues	$505	$408	$1,235	$2,148	$1,028	$390	$849	$2,267
Direct costs	107	281	895	1,283	243	234	604	1,081

Segment profit	398	127	340	865	785	156	245	1,186
Research and development				(77)				(272)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(761)				(742)
Interest, net				2				2

Income before income taxes				$29				$174

NOTE G – RESTATEMENT

The financial statements for the quarter ended March 31, 2004, and the six-month and nine-month periods ended June 30, 2004, and September 30, 2004, respectively, have been restated to correct an inadvertent bookkeeping error made in the quarter ended March 31, 2004, in which $94,000 of revenue was counted twice on two government contracts. The duplicate revenue resulted in an erroneous $94,000 overstatement of revenue, gross profit and net income for the quarter ended March 31, 2004.

Although the previously reported statements of operations for the three month periods ended June 30, 2004 and September 30, 2004 are unaffected by the error, the reported statement of operations data for the cumulative six-month and nine-month periods ended June 30, 2004 and September 30, 2004, respectively, were similarly overstated by the $94,000 amount.

In addition, the Company’s previously reported accounts receivable and shareholders’ equity at March 31, 2004, June 30, 2004, and September 30, 2004, were each overstated by such $94,000 amount.

The following table sets forth the statement of operations and balance sheet data previously reported in the Forms 10-QSB last year, and the corrected amounts:

Infodata Systems Inc. and Subsidiaries
Consolidated Statement of Operations
(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2004	Six Months Ended June 30, 2004	Nine Months Ended September 30, 2004
Revenue:
As Reported	$2,242	$4,671	$7,237
As Corrected	$2,148	$4,577	$7,143
Gross Profit:
As Reported	$959	$2,043	$3,214
As Corrected	$865	$1,949	$3,120
Net Income:
As Reported	$123	$1,023	$1,126
As Corrected	$29	$929	$1,032

Infodata Systems Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2004	June 30, 2004	September 30, 2004
Accounts Receivable:
As Reported	$1,809	$1,995	$2,122
As Corrected	$1,715	$1,901	$2,028
Shareholders' Equity:
As Reported	$2,320	$3,284	$3,492
As Corrected	$2,226	$3,190	$3,398

Management is taking steps to enhance its internal control over financial reporting designed to prevent a recurrence of the error discussed above.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The sole purpose of this amendment is to revise the disclosures to reflect the restatement of the Company’s financial statements for the quarter ended March 31, 2004, that is discussed above in Note G to the financial statements.

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

Company Overview

Founded in 1968, Infodata Systems Inc. (“Infodata” or the “Company”) is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions by means of a unique Content Management Services Layer (“CMSL”) that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata’s serves approximately 6,000 customers encompassing approximately 500 of the global 1000, 50% of tier one Life Science firms, and various Government and Intelligence agencies and organizations.

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

For the quarter ended March 31, 2004, total revenues decreased by approximately $119,000, or 5.2%, to approximately $2,148,000, down from approximately $2,267,000 for the quarter ended March 31, 2003. Revenues for each period consisted of the following:

Revenues
for the Three Months Ended
(Dollar Amounts in Thousands)

	March 31, 2004	March 31, 2003	Increase (Decrease) %
Commercial
Services	$101	$330	(69.4%)
License fees	402	698	(42.4%)
Third party products	2	--	100.00

Total Commercial Revenue	$505	$1,028	(50.9%)

Government
Services	$334	$352	(5.1%)
License fees	74	38	94.7%
Third party products	--	--	0.0%

Total Government Revenue	$408	$390	4.6%

Intelligence
Services	$1,235	$849	45.5%
License fees	--	--	0.0%
Third party products	--	--	0.0%

Total Intelligence Revenue	$1,235	$849	45.5%

Total Revenues	$2,148	$2,267	(5.2%)

For the quarter ended March 31, 2004, total revenues for the Commercial segment were approximately $505,000, a decrease of approximately $523,000, or 50.9%, down from total revenues of approximately $1,028,000 for the quarter ended March 31, 2003. The decrease was primarily the combined result of a large enterprise sale of AnnoDoc® software and higher services revenues derived from integration services provided to commercial customers during the quarter ended March 31, 2003.

In the Government segment, total revenues were approximately $408,000 for the quarter ended March 31, 2004, an increase of approximately $18,000, or 4.6%, up from total revenues of approximately $390,000 for the quarter ended March 31, 2003. The increase was primarily the result of higher license fee revenues as the Company continued to focus on sales of its higher-margin proprietary products, which was partially offset by a small decrease in services revenues. The decrease in services revenues was primarily the net result of lower revenues from the Federal Deposit Insurance Corporation (“FDIC”) contract due to a decision by FDIC officials on January 8, 2004, to reduce program funding, which was substantially replaced by revenues from other new contracts. The FDIC contract accounted for approximately $105,000, or 25.7% of total government revenues during the quarter ended March 31, 2004, compared to approximately $332,000, or 85.1% total government revenues during the quarter ended March 31, 2003.

For the quarter ended March 31, 2004, total revenues for the Intelligence segment were approximately $1,235,000, an increase of approximately $386,000, or 45.5%, up from total segment revenues of approximately $849,000 for the quarter ended March 31, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. In addition, the segment’s total revenues included approximately $5,000 and $71,000 for the quarters ended March 31, 2004 and 2003, respectively, related to previously unrecognized cost and profit that the Company was entitled to bill as a result of the closeout of various old completed contracts. The Intelligence segment’s revenues accounted for approximately 57.5% of the Company’s total revenues for the quarter ended March 31, 2004, and approximately 37.5% of the Company’s total revenues in the year earlier quarter. Prime contracts with one U.S. Government intelligence customer accounted for approximately $670,000, or 31.2% of the Company’s total revenues for the quarter ended March 31, 2004, compared to approximately $615,000, or 27.1% of the Company’s total revenues in the same quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $568,000, or 26.4% of the Company’s total revenues for the quarter ended March 31, 2004, compared to approximately $232,000, or 10.2% of the Company’s total revenues for the same quarter last year.

Gross Profit

Gross profit for the quarter ended March 31, 2004, decreased by approximately $321,000, to approximately $865,000, down from approximately $1,186,000 for the quarter ended March 31, 2003. The gross margin was 40.3% and 52.3% for the quarters ended March 31, 2004 and 2003, respectively. The higher margin for the quarter ended March 31, 2003, was primarily the net result of a large enterprise-class sale of AnnoDoc® software, compared to the current quarter’s margin which was primarily the combined result of a net increase in revenue from services, lower revenue from the sale of proprietary products, combined with the benefit of a cost of sales reduction due to the reversal of various project cost accruals which amounted to approximately $71,000 accumulated over several years for which management believes the Company is no longer liable.

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

Selling, General and Administrative Expenses

For the quarter ended March 31, 2004, Selling, general and administrative expenses were approximately $761,000, an increase of approximately $19,000, or 2.6%, up from approximately $742,000 for the quarter ended March 31, 2003. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth, combined with a decrease in management incentive costs when compared to the same quarter last year.

Operating Profit

For the quarter ended March 31, 2004, Operating Profit was approximately $27,000, or 1.3% of total revenues, compared to approximately $172,000, or 7.6% of total revenues for the quarter ended March 31, 2003.

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

Net Income

Based on the above, net income for the quarter ended March 31, 2004, amounted to approximately $29,000, or $0.01 per share diluted, compared to approximately $174,000, or $0.03 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash equivalents of approximately $1,685,000 and net working capital of approximately $2,00,000. At March 31, 2003, the Company had cash and cash equivalents of approximately $1,457,000 and net working capital of approximately $1,747,000. As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and working capital of approximately $1,919,000. When compared to December 31, 2003, the increase for the quarter ended March 31, 2004 in cash and cash equivalents of approximately $263,000 and in working capital of approximately $81,000 was primarily the result of the Company’s collection of accounts receivable during the quarter.

For the quarter ended March 31, 2004, net cash provided by operating activities was approximately $265,000, which was primarily the combined net result of the Company’s net income of approximately $29,000, non-cash adjustments to net income of approximately $29,000, and the collection of accounts receivable, which was partially offset primarily by a reduction in accrued expenses of approximately $105,000 and a reduction in deferred revenue of approximately $84,000. For the quarter ended March 31, 2003, net cash provided by operating activities was approximately $233,000, which was primarily the result of the Company’s net income of approximately $174,000. During the quarter ended March 31, 2004, net cash of approximately $42,000 was used in investing activities for the purchase of property and equipment, compared to approximately $22,000 in the year earlier quarter. For the quarter ended March 31, 2004, net cash provided by financing activities was approximately $40,000, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan during the offering period ended March 31, 2004, and from the issuance of common stock related to stock option exercises. For the quarter ended March 31, 2003, net cash used in financing activities was approximately $52,000, which was used primarily for repayment of the outstanding balance on the line of credit.

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

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back as far as 1992. As such, the Company was entitled to bill approximately $5,000 and $71,000 of previously unrecognized cost and profit during the quarters ended March 31, 2004 and 2003, respectively. In the opinion of management, adjustments resulting from the completion of future audits are not expected to have a material impact on the Company’s financial position or results of future operations.

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