Form 10QSB/A
period 2004-06-30
INFODATA SYSTEMS INC
filed 2005-03-29
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A No. 1

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X] Amendment No. 1 to Quarterly Report on Form 10-QSB
for the Quarter Ended June 30, 2004

Commission File Number 0-10416

INFODATA SYSTEMS INC.
(Exact Name of Small Business Issuer in its Charter)
Virginia	16-0954695
(State of Incorporation)	(I.R.S. Employer Identification No.)
13454 Sunrise Valley Dr, Suite 500, Herndon, Virginia	20171
(Address of Principal Executive Office)	(Zip Code)

(Issuer's Telephone Number)   (703) 934-5205

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as set forth in the pages attached hereto:

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

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

			Page(s)
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Operations	3
		Three Months Ended June 30, 2004 and 2003
		Condensed Consolidated Statements of Operations	4
		Six Months Ended June 30, 2004 and 2003
		Condensed Consolidated Balance Sheets	5
		June 30, 2004 and December 31, 2003
		Condensed Consolidated Statements of Cash Flows	6
		Six Months Ended June 30, 2004 and 2003
		Notes to Condensed Consolidated Financial Statements	7-13
	Item 2.	Management's Discussion and Analysis	14-23
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K
		(a) Exhibits	23
CERTIFICATIONS			24-26

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

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues	$4,577	$4,224
Cost of revenues	2,628	2,064

Gross profit	1,949	2,160
Operating expenses:
Selling, general and administrative	1,588	1,383
Research and development	184	560

	1,772	1,943

Operating profit	177	217
Interest income	5	6
Interest expense	--	(1)

Income before income taxes	182	222
Income tax (benefit)	(747)	--

Net income	$929	$222

Net income per share - basic	$0.18	$0.04

Weighted average basic shares outstanding	5,066	5,012

Net income per share - diluted	$0.16	$0.04

Weighted average diluted shares outstanding	5,886	5,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts In Thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$1,616	$1,422
Certificates of deposit	103	103
Accounts receivable, net of allowance of
$37 and $38, respectively	1,901	2,141
Deferred tax asset	120	--
Prepaid expenses and other current assets	117	66

Total current assets	3,857	3,732
Property and equipment, net	248	228
Deferred tax asset	627	--

Total assets	$4,732	$3,960

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$193	$190
Accrued expenses	679	803
Other current liabilities	29	34
Deferred rent	55	36
Deferred revenue	586	750

Total current liabilities	$1,542	$1,813
Commitments and contingencies	--	--
Shareholders' equity:
Common stock	151	149
Common stock subscribed	52	--
Additional paid-in capital	20,316	20,256
Accumulated deficit	(17,329)	(18,258)

Total shareholders' equity	3,190	2,147

Total liabilities and shareholders' equity	$4,732	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$929	$222
Adjustments to reconcile net income to cash provided by
operating activities:
Deferred income tax benefit	(747)	--
Stock based compensation expense	20	6
Depreciation and amortization	34	44
Changes in operating assets and liabilities:	--	--
Accounts receivable	240	337
Prepaid expenses and other current assets	(51)	(61)
Accounts payable	3	(54)
Accrued expenses	(124)	(54)
Other current liabilities	22	--
Deferred rent	19	--
Deferred revenue	(164)	(272)

Net cash provided by operating activities	181	168

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(81)	(56)

Net cash used in investing activities	(81)	(56)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net repayments under short-term debt	--	(55)
Common stock subscribed	52	--
Issuance of common stock	42	4

Net cash provided by (used in) financing activities	94	(51)

Net increase in cash and cash equivalents	194	61
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,616	$1,359

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

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income as reported	$900,000	$48,000
Pro forma compensation (expense) benefit	(50,000)	12,000

Pro forma net income	$850,000	$60,000

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income as reported	$929,000	$222,000
Pro forma compensation (expense) benefit	(104,000)	38,000

Pro forma net income	$825,000	$260,000

Net income per share:
	Three Months Ended
	June 30, 2004	June 30, 2003
Basic, as reported	$.18	$.01
Diluted, as reported	$.15	$.01
Basic, pro forma	$.17	$.01
Diluted, pro forma	$.14	$.01
	Six Months Ended
	June 30, 2004	June 30, 2003
Basic, as reported	$.18	$.04
Diluted, as reported	$.16	$.04
Basic, pro forma	$.16	$.05
Diluted, pro forma	$.14	$.05

6)	Reclassifications — Certain amounts for 2003 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — During the quarter ended June 30, 2004, the Company adjusted its deferred tax valuation allowance downward by approximately $747,000, which represents an amount that management believes is more likely than not to be realized. This adjustment resulted in an increase in deferred tax assets and the corresponding recognition of an income tax benefit of approximately $747,000, which resulted in an increase in net income of approximately $747,000 in the three and six-month periods ended June 30, 2004. The valuation allowance has been determined pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes, which includes estimation of future taxable income and is adequate to reduce total deferred tax assets to an amount that will more likely than not be realizable. In assessing the Company’s ability to realize its deferred tax assets, management considered all available positive and negative evidence, including historical operating results and forecasts of future taxable income. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit. Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the three and six-month periods ended June 30, 2004 and 2003. A summary of the net deferred tax assets as of June 30,2004 is as follows:

June 30, 2004
Net operating loss carryforward and other deferred assets	$5,229,000
Valuation allowance	(4,482,000)

Net deferred tax asset as of June 30, 2004	$747,000

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

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$243	$646	$1,117	$2,006	$162	$375	$953	$1,490

License fees	380	43	--	423	436	32	--	468
Third party products	--	--	--	--	--	--	--	--

Total revenues	$623	$689	$1,117	$2,429	$598	$407	$953	$1,958
Direct costs	181	327	837	1,345	166	252	565	983

Segment profit	442	362	280	1,084	432	155	388	975
Research and development				(107)				(288)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(827)				(642)
Interest, net				3				3

Income before income taxes				$153				$48

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$344	$980	$2,352	$3,676	$492	$727	$1,802	$3,021

License fees	782	117	--	899	1,133	70	--	1,203
Third party products	2	--	--	2	--	--	--	--

Total revenues	$1,128	$1,097	$2,352	$4,577	$1,625	$797	$1,802	$4,224
Direct costs	288	608	1,732	2,628	409	485	1,170	2,064

Segment profit	840	489	620	1,949	1,216	312	632	2,160
Research and development				(184)				(560)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(1,588)				(1,383)
Interest, net				5				5

Income before income taxes				$182				$222

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The sole purpose of this amendment is to revise the disclosures to reflect the restatement of the Company’s financial statements for the six-month period ended June 30, 2004, that is discussed above in Note G to the financial statements.

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

Company Overview

Founded in 1968, Infodata Systems Inc. (“Infodata” or the “Company”) is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions by means of a unique Content Management Services Layer (“CMSL”) that helps organizations address the complexity of bringing content together with critical business processes to solve the problems around regulatory compliance mandates and the management and security of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata has approximately 6,000 customers encompassing approximately 500 of the global 1000, 50% of tier one Life Science firms, and various Government and Intelligence agencies and organizations.

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

Certain contracts include award fee or other incentive or penalty provisions for increased or decreased revenue and profit based on actual performance against established targets. Estimated award fees, incentives or penalties are included in contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should the Company fail to perform sufficiently under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

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

For the quarter ended June 30, 2004, total revenues increased by approximately $471,000, or 24.1%, to approximately $2,429,000, up from approximately $1,958,000 for the quarter ended June 30, 2003. Revenues for each period consisted of the following:

Three Months Ended
(Dollar Amounts in Thousands)

	June 30, 2004	June 30, 2003	Increase (Decrease) %
Commercial
Services	$243	$162	50.0%
License fees	380	436	(12.8%)
Third party products	--	--	0.0%

Total Commercial Revenue	$623	$598	4.2%

Government
Services	$646	$375	72.3%
License fees	$43	$32	34.4%
Third party products	--	--	0.0%

Total Government Revenue	$689	$407	69.3%

Intelligence
Services	$1,117	$953	17.2%
License fees	--	--	0.0%
Third party products	--	--	0.0%

Total Intelligence Revenue	$1,117	$953	17.2%

Total Revenues	$2,429	$1,958	24.1%

For the quarter ended June 30, 2004, total revenues for the Commercial segment were approximately $623,000, an increase of approximately $25,000, or 4.2%, up from total revenues of approximately $598,000 for the quarter ended June 30, 2003. The increase was primarily the result of higher service revenues, which was partially offset by a decrease in license fee revenues.

In the Government segment, total revenues were approximately $689,000 for the quarter ended June 30, 2004, an increase of approximately $282,000, or 69.3%, up from total revenues of approximately $407,000 for the quarter ended June 30, 2003. The increase was primarily the result of higher services revenues attributable to the American Red Cross contract, which accounted for approximately $494,000, or 20.3% of the Company’s total revenues in the current quarter. This increase was partially offset by a decrease in services revenues from the Federal Deposit Insurance Corporation contract of approximately $245,000, or 10.1%, of the Company’s total revenues in the current quarter.

For the quarter ended June 30, 2004, total revenues for the Intelligence segment were approximately $1,117,000, an increase of approximately $164,000, or 17.2%, up from total revenues of approximately $953,000 for the quarter ended June 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 46.0% of the Company’s total revenues for the quarter ended June 30, 2004, and approximately 48.7% of the Company’s total revenues for the comparable quarter last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $536,000, or 22.1% of the Company’s total revenues for the quarter ended June 30, 2004, compared to approximately $672,000, or 34.3% of the Company’s total revenues in the same quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $541,000, or 22.3% of the Company’s total revenues for the quarter ended June 30, 2004, compared to approximately $281,000 or 14.4% of the Company’s total revenues for same quarter last year.

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

Selling, General and Administrative Expenses

For the quarter ended June 30, 2004, selling, general and administrative expenses were approximately $827,000, an increase of approximately $185,000, or 28.8%, up from approximately $642,000 for the quarter ended June 30, 2003. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

For the six-month period ended June 30, 2004, total revenues increased by approximately $353,000, or 8.4%, to approximately $4,577,000, up from approximately $4,224,000 for the quarter ended June 30, 2003. Revenues for each period consisted of the following:

Six Months Ended
(Dollar Amounts in Thousands)

	June 30, 2004	June 30, 2003	Increase (Decrease) %
Commercial
Services	$344	$492	(30.1%)
License fees	782	1,133	(31.0%)
Third party products	2	--	0.0%

Total Commercial Revenue	$1,128	$1,625	(30.6%)

Government
Services	$980	$727	34.8%
License fees	$117	$70	67.1%
Third party products	--	--	0.0%

Total Government Revenue	$1,097	$797	37.6%

Intelligence
Services	$2,352	$1,802	30.5%
License fees	--	--	0.0%
Third party products	--	--	0.0%

Total Intelligence Revenue	$2,352	$1,802	30.5%

Total Revenues	$4,577	$4,224	8.4%

For the six months ended June 30, 2004, total revenues for the Commercial segment were approximately $1,128,000, a decrease of approximately $497,000, or 30.6%, down from total revenues of approximately $1,625,000 for the six months ended June 30, 2003. The decrease was primarily the result of a single large sale of AnnoDoc® software to a pharmaceutical company in the quarter ended March 31, 2003, combined with lower services revenues in the current quarter from various projects that were completed during the six months ended June 30, 2003.

In the Government segment, total revenues were approximately $1,097,000 for the six months ended June 30, 2004, an increase of approximately $300,000, or 37.6%, up from total revenues of approximately $797,000 for the six months ended June 30, 2003. The increase was primarily the result of higher services revenues attributable to the American Red Cross contract, which accounted for approximately $582,000, or 12.7% of the Company’s total revenues in the six months ended June 30, 2004. This increase was partially offset by a decrease in services revenues from the Federal Deposit Insurance Corporation contract of approximately $473,000, or 10.3%, of the Company’s total revenues in the six months ended June 30, 2004.

For the six months ended June 30, 2004, total revenues for the Intelligence segment were approximately $2,352,000, an increase of approximately $550,000, or 30.5%, up from total revenues of approximately $1,802,000 for the six months ended June 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 51.4% of the Company’s total revenues for the six-month period ended June 30, 2004, and approximately 42.7% of the Company’s total revenues in the comparable six-month period last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $1,206,000, or 26.3% of the Company’s total revenues for the six-month period ended June 30, 2004, compared to approximately $1,288,000, or 30.5% of the Company’s total revenues in the same six-month period last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $1,037,000, or 22.7% of the Company’s total revenues for the six-month period ended June 30, 2004, compared to approximately $514,000 or 12.2% of the Company’s total revenues for same six-month period last year.

Gross Profit

Gross profit decreased by approximately $211,000, or 9.8%, down from approximately $2,160,000 for the six months ended June 30, 2003, to approximately $1.949,000 for the six months ended June 30, 2004. Gross margin as a percent of revenues decreased from 51.1% for the six months ended June 30, 2003, to 42.6% for the six months ended June 30, 2004. The decrease in gross margin for the six months ended June 30, 2004, was primarily the result an increase in the proportion of services revenue to total revenues.

Research and Development Expenses

Research and development expenses decreased approximately $376,000, or 67.1%, down from approximately $560,000 for the six months ended June 30, 2003, to approximately $184,000 for the six months ended June 30, 2004. During the quarter ended December 31, 2003, the Company initiated a research and development strategy to conservatively reorganize the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. Management will perform a comprehensive buy versus partner versus build analysis to determine the most effective manner to gain any needed additional technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $205,000, or 14.8%, up from approximately $1,383,000 for the six months ended June 30, 2003, to approximately $1,588,000 for the six months ended June 30, 2004. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

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

Income Tax Benefit

For the six months ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in the comparable period last year. Management has determined that, based on the Company’s return to sustained profitability during the last nine quarters and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000 and increase in net income of approximately $747,000, in the in the six-month period ended June 30, 2004.

Net Income

Based on the above, net income for the six-months ended June 30, 2004, amounted to approximately $929,000, or $0.16 per share diluted, compared to approximately $222,000, or $0.04 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash and cash equivalents of approximately $1,616,000 and net working capital of approximately $2,315,000. At June 30, 2003, the Company had cash and cash equivalents of approximately $1,359,000 and net working capital of approximately $ $1,780,000. As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and working capital of approximately $1,919,000. When compared to December 31, 2003, the increase for the six months ended June 30, 2004 in cash and cash equivalents of approximately $194,000 and in working capital of approximately $396,000 was primarily the result of the Company’s net income for the six months ended June 30, 2004 and the adjustment to the current portion of the deferred tax asset.

For the six months ended June 30, 2004, net cash provided by operating activities was approximately $181,000, which was primarily the combined result of the Company’s net income of approximately $929,000, non-cash adjustments to net income of approximately $54,000, and the collection of accounts receivable, which was partially offset by the income tax benefit of approximately $747,000. For the six months ended June 30, 2003, net cash provided by operating activities was approximately $168,000, which was primarily the result of the Company’s net income of approximately $222,000. During the six months ended June 30, 2004, net cash of approximately $81,000 was used in investing activities for the purchase of property and equipment, compared to approximately $56,000 in the same period last year. For the six months ended June 30, 2004, net cash provided by financing activities was approximately $94,000, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan during the offering periods ended March 31, 2004 and June 30, 2004, and from the issuance of common stock related to stock option exercises. For the six months ended June 30, 2003, net cash used in financing activities was approximately $51,000, which was used primarily for repayment of the outstanding balance on the line of credit.

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