Form 10QSB/A
period 2004-09-30
INFODATA SYSTEMS INC
filed 2005-03-30
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A No. 1

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

            [X] Amendment No. 1 to Quarterly Report on Form 10-QSB for the Quarter Ended
September 30, 2004

Commission File Number 0-10416

_________________

INFODATA SYSTEMS INC.

(Exact Name of Small Business Issuer in its Charter)

Virginia	16-0954695
(State of Incorporation)	(I.R.S. Employer Identification No.)

13454 Sunrise Valley Drive, Suite 500, Herndon, VA	20171
(Address of Principal Executive Office)	(Zip Code)

(703) 934-5205  (Issuer’s Telephone Number)

_________________

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as set forth in the pages attached hereto:

Part I -	Item 1.	Financial Statements

	Item 2.	Management's Discussion and Analysis or Plan of Operation

Part II -	Item 6(a).	Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INFODATA SYSTEMS INC.
Date: March 30, 2005	By: /s/ Norman F. Welsch Norman F. Welsch Chief Financial Officer and Corporate Secretary

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION		Page(s)

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations	3

	Three Months Ended September 30, 2004 and 2003

	Condensed Consolidated Statements of Operations	4

	Nine Months Ended September 30, 2004 and 2003

	Condensed Consolidated Balance Sheets	5

	September 30, 2004 and December 31, 2003

	Condensed Consolidated Statements of Cash Flows	6

	Nine Months Ended September 30, 2004 and 2003

	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis	14 - 23

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-k
	(a) Exhibits	23

CERTIFICATIONS		24 - 26

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

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenues	$7,143	$6,205

Cost of revenues	4,023	3,189

Gross profit	3,120	3,016

Operating expenses:

Selling, general and administrative	2,507	1,993

Research and development	334	713

	2,841	2,706

Operating profit	279	310

Interest income	7	8

Interest expense	(1)	(2)

Income before income taxes	285	316

Provision for income taxes (benefit)	(747)	--

Net income	$1,032	$316

Net income per share - basic	$0.20	$0.06

Weighted average basic shares outstanding	5,094	5,019

Net income per share - diluted	$0.17	$0.06

Weighted average diluted shares outstanding	5,906	5,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts In Thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$1,580	$1,422
Certificates of deposit	103	103
Accounts receivable, net of allowance of $37 and $38, respectively	2,028	2,141
Deferred tax asset	120	--
Prepaid expenses and other current assets	98	66

Total current assets	3,929	3,732

Property and equipment, net	227	228
Deferred tax asset	627	--

Total assets	$4,783	$3,960

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$196	$190
Accrued expenses	688	803
Other current liabilities	29	34
Deferred rent	57	36
Deferred revenue	415	750

Total current liabilities	$1,385	$1,813

Commitments and contingencies	--	--

Shareholders' equity:
Common stock	153	149
Common stock subscribed	45	--
Additional paid-in capital	20,426	20,256
Accumulated deficit	(17,226)	(18,258)

Total shareholders' equity	3,398	2,147

Total liabilities and shareholders' equity	$4,783	$3,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,032	$316
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax benefit	(747)	--
Stock based compensation expense	56	6
Depreciation and amortization	67	58
Changes in operating assets and liabilities:
Accounts receivable	113	(67)
Prepaid expenses and other current assets	(32)	(23)
Accounts payable	6	28
Accrued expenses	(116)	(85)
Other current liabilities	22	35
Deferred rent	20	21
Deferred revenue	(335)	(193)

Net cash provided by operating activities	86	96

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(173)

Net cash used in investing activities	(92)	(173)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net repayments under short-term debt	--	(55)
Common stock subscribed	45	--
Issuance of common stock	119	4

Net cash provided by (used in) financing activities	164	(51)

Net increase (decrease) in cash and cash equivalents	158	(128)
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,580	$1,170

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

	Three Months Ended September 30,
	2004	2003
Net income as reported	$ 103,000	$ 94,000
Pro forma compensation (expense)	(79,000)	(6,000)

Pro forma net income	$ 24,000	$ 88,000

	Nine Months Ended September 30,
	2004	2003
Net income as reported	$ 1,032,000	$316,000
Pro forma compensation (expense) benefit	(183,000)	38,000

Pro forma net income	$ 849,000	$354,000

Net income per share:

	Three Months Ended September 30,
	2004	2003
Basic, as reported	$ 0.02	$0.02
Diluted, as reported	$ 0.02	$0.02
Basic, pro forma	$ 0.00	$0.02
Diluted, pro forma	$ 0.00	$0.02

	Nine Months Ended September 30,
	2004	2003
Basic, as reported	$ 0.20	$0.06
Diluted, as reported	$ 0.17	$0.06
Basic, pro forma	$ 0.17	$0.07
Diluted, pro forma	$ 0.14	$0.06

6)	Reclassifications — Certain amounts for 2003 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — During the quarter ended June 30, 2004, the Company adjusted its deferred tax valuation allowance downward by approximately $747,000, which represents an amount that management believes is more likely than not to be realized. This adjustment resulted in an increase in deferred tax assets and the corresponding recognition of an income tax benefit of approximately $747,000, which resulted in an increase in net income of approximately $747,000 in the nine-month period ended September 30, 2004. The valuation allowance has been determined pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes, which includes estimation of future taxable income and is adequate to reduce total deferred tax assets to an amount that will more likely than not be realizable. In assessing the Company’s ability to realize its deferred tax assets, management considered all available positive and negative evidence, including historical operating results and forecasts of future taxable income. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit. Due to the availability of the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2023, the Company has not recorded any provision for income taxes for the three and nine-month periods ended September 30, 2004 and 2003. As summary of the net deferred tax assets as of September 30, 2004 is as follows:

September 30, 2004
Net operating loss carryforward and other deferred assets	$ 5,229,000
Valuation allowance	(4,482,000)

Net deferred tax asset as of September 30, 2004	$ 747,000

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

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$252	$641	$1,216	$2,109	$104	$403	$983	$1,490
License fees	415	42	--	457	438	36	--	474
Third party products	--	--	--	--	--	--	17	17

Total revenues	$667	$683	$1,216	$2,566	$542	$439	$1,000	$1,981

Direct costs	200	333	862	1,395	143	307	675	1,125

Segment profit	467	350	354	1,171	399	132	325	856

Research and development				(150)				(153)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(919)				(610)
Interest, net				1				1

Income before income taxes				$103				$94

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$ 596	$1,621	$3,568	$5,785	$596	$1,130	$2,785	$4,511
License fees	1,197	159	--	1,356	1,571	106	--	1,677
Third party products	2	--	--	2	--	--	17	17

Total revenues	$1,795	$1,780	$3,568	7,143	$2,167	$1,236	$2,802	$6,205
Direct costs	488	941	2,594	4,023	522	792	1,845	3,189

Segment profit	1,307	839	974	3,120	1,615	444	957	3,016
Research and development				(334)				(713)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(2,507)				(1,993)
Interest, net				6				6

Income before income taxes				$285				$94

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The sole purpose of this amendment is to revise the disclosures to reflect the restatement of the Company’s financial statements for the nine-month period ended September 30, 2004, that is discussed above in Note G to the financial statements.

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

For the quarter ended September 30, 2004, total revenues for the Commercial segment were approximately $667,000, an increase of approximately $125,000, or 23.1%, up from total revenues of approximately $542,000 for the quarter ended September 30, 2003. The increase was primarily the result of higher service revenues resulting from a subcontract to provide systems integration consulting to a pharmaceutical company, which was partially offset by a decrease in license fee revenues when compared to the same quarter last year.

In the Government segment, total revenues were approximately $683,000 for the quarter ended September 30, 2004, an increase of approximately $244,000, or 55.6%, up from total revenues of approximately $439,000 for the quarter ended September 30, 2003. The increase was primarily the result of higher services revenues attributable to the American Red Cross contract, which accounted for approximately $581,000, or 22.7% of the Company’s total revenues in the current quarter. This increase was partially offset by a decrease in services revenues from the Federal Deposit Insurance Corporation contract of approximately $212,000, or 8.3%, of the Company’s total revenues in the current quarter.

For the quarter ended September 30, 2004, total revenues for the Intelligence segment were approximately $1,216,000, an increase of approximately $216,000, or 21.6%, up from total revenues of approximately $1,000,000 for the quarter ended September 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 47.4% of the Company’s total revenues for the quarter ended September 30, 2004, and approximately 50.5% of the Company’s total revenues for the comparable quarter last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $411,000, or 16.0% of the Company’s total revenues for the quarter ended September 30, 2004, compared to approximately $574,000, or 29.0% of the Company’s total revenues in the same quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $710,000, or 27.7% of the Company’s total revenues for the quarter ended September 30, 2004, compared to approximately $306,000 or 15.4% of the Company’s total revenues for same quarter last year. During the quarter ended September 30, 2004 one subcontract accounted for approximately $337,000 or 13.1% of the Company’s total revenues, compared to $192,000, or 9.7% of the Company’s total revenues for the same quarter last year.

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

Selling, General and Administrative Expenses

For the quarter ended September 30, 2004, selling, general and administrative expenses were approximately $919,000, an increase of approximately $309,000, or 50.7%, up from approximately $610,000 for the quarter ended September 30, 2003. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

For the nine-month period ended September 30, 2004, total revenues increased by approximately $938,000, or 15.1%, to approximately $7,143,000, up from approximately $ 6,205,000 for the nine-month period ended September 30, 2003. Revenues for each period consisted of the following:

	Nine Months Ended (Dollar Amounts in Thousands)
	September 30, 2004	September 30, 2003	Increase (Decrease) %
Commercial
Services	$596	$596	0.0%
License fees	1,197	1,571	(23.8%)
Third party products	2	--	--

Total Commercial Revenue	$1,795	$2,167	(17.2%)

Government
Services	$1,621	$1,130	43.5%
License fees	159	106	50.0%
Third party products	--	--	--

Total Government Revenue	$1,780	$1,236	44.0%

Intelligence
Services	$3,568	$2,785	28.1%
License fees	--	--	--
Third party products	--	17	(100.0%)

Total Intelligence Revenue	3,568	$2,802	27.3%

Total Revenues	$7,143	$6,205	15.1%

For the nine months ended September 30, 2004, total revenues for the Commercial segment were approximately $1,795,000, a decrease of approximately $372,000, or 17.2%, down from total revenues of approximately $2,167,000 for the nine months ended September 30, 2003. The higher revenues for the nine months ended September 30, 2003 was primarily the result of higher license fee revenues due to a single enterprise-class sale of AnnoDoc® software to a pharmaceutical company in the quarter ended March 31, 2003.

In the Government segment, total revenues were approximately $1,780,000 for the nine months ended September 30, 2004, an increase of approximately $544,000, or 44.0%, up from total revenues of approximately $1,236,000 for the nine months ended September 30, 2003. The increase was primarily the result of higher services revenue attributable to the American Red Cross contract, which accounted for approximately $1,164,000, or 16.3% of the Company’s total revenues in the nine months ended September 30, 2004. This increase was partially offset by a decrease in services revenue from the Federal Deposit Insurance Corporation contract of approximately $685,000, or 9.6%, of the Company’s total revenues in the current quarter.

For the nine months ended September 30, 2004, total revenues for the Intelligence segment were approximately $3,568,000, an increase of approximately $766,000, or 27.3%, up from total revenues of approximately $2,802,000 for the nine months ended September 30, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 50.0% of the Company’s total revenues for the nine-month period ended September 30, 2004, and approximately 45.2% of the Company’s total revenues in the comparable nine-month period last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $1,371,000, or 19.2% of the Company’s total revenue for the nine-month period ended September 30, 2004, compared to approximately $1,826,000 or 29.4% of the Company’s total revenues in the same nine-month period last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $1,747,000 or 24.5% of the Company’s total revenues for the nine-month period ended September 30, 2004, compared to approximately $820,000 or 13.2% of the Company’s total revenues for same nine-month period last year. During the nine-month period ended September 30, 2004 one subcontract accounted for approximately $866,000 or 12.1% of the Company’s total revenues, compared to $452,000, or 7.3% of the Company’s total revenues for the same nine-month period last year.

Gross Profit

Gross profit increased by approximately $104,000, or 3.4%, up from approximately $3,016,000 for the nine months ended September 30, 2003, to approximately $3,120,000 for the nine months ended September 30, 2004. Gross margin as a percent of revenues decreased from 48.6% for the nine months ended September 30, 2003, to 43.7% for the nine months ended September 30, 2004. The decrease in gross margin for the nine months ended September 30, 2004, was primarily the result of a decrease in revenues from license fees, which was partially offset by an increase in services revenues, which generate proportionally lower margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $514,000, or 25.8%, up from approximately $1,993,000 for the nine months ended September 30, 2003, to approximately $2,507,000 for the nine months ended September 30, 2004. The increase was primarily the net result of an increase in costs associated with sales, marketing and management personnel, as the Company continued to execute on its previously announced plan to invest for future growth.

Research and Development Expenses

Research and development expenses decreased approximately $379,000, or 53.2%, down from approximately $713,000 for the nine months ended September 30, 2003, to approximately $334,000 for the nine months ended September 30, 2004. During the second half of 2003, the Company initiated a research and development strategy to conservatively reorganize the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

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

Net Income

Based on the above, net income for the nine months ended September 30, 2004, amounted to approximately $1,032,000, or $0.17 per share diluted, compared to approximately $316,000, or $0.06 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents of approximately $1,580,000 and net working capital of approximately $2,544,000. As of December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and working capital of approximately $1,919,000. When compared to December 31, 2003, the increase for the nine months ended September 30, 2004 in cash and cash equivalents of approximately $158,000 and in working capital of approximately $625,000 was primarily the result of the Company’s net income for the nine months ended September 30, 2004 and the adjustment to the current portion of the deferred tax asset.

For the nine months ended September 30, 2004, net cash provided by operating activities was approximately $86,000, which was primarily the combined result of the Company’s net income of approximately $1,032,000, non-cash adjustments to net income of approximately $123,000, which was primarily offset by the recognition of a non-cash income tax benefit of approximately $747,000 and a decrease in deferred revenue of approximately $335,000. For the nine months ended September 30, 2003, net cash provided by operating activities was approximately $96,000, which was primarily the net result of the Company’s net income of approximately $316,000, which was partially offset by a decrease in deferred revenue of approximately $193,000. During the nine months ended September 30, 2004, net cash of approximately $92,000 was used in investing activities for the purchase of property and equipment, compared to approximately $173,000 in the same period last year. For the nine months ended September 30, 2004, net cash provided by financing activities was approximately $164,000, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan during the offering periods ended March 31, 2004, June 30, 2004 and September 30, 2004, and from the issuance of common stock related to stock option exercises. For the nine months ended September 30, 2003, net cash used in financing activities was approximately $51,000, which was used primarily for repayment of the outstanding balance on the line of credit.

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

Exhibit 31.1

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
or 15d-14(a) under the Securities Exchange Act of 1934

I, Edwin A. Miller, certify that:

1.	I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB of Infodata Systems Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the small business issuer and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.	The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 30, 2005
/s/ Edwin A. Miller
Edwin A. Miller
Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
or 15d-14(a) under the Securities Exchange Act of 1934

I, Norman F. Welsch, certify that:

1.	I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB of Infodata Systems Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the small business issuer and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.	The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 30, 2005
/s/ Norman F. Welsch
Norman F. Welsch
Chief Financial Officer

Exhibit 32

Written Statement of the Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C.§1350

Solely for the purposes of complying with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer and Chief Financial Officer of Infodata Systems Inc. (the “Company”), hereby certify, based on their knowledge, that this Amendment No. 1 to the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2004, (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2005
/s/ Edwin A. Miller
Edwin A. Miller
Chief Executive Officer
/s/ Norman F. Welsch
Norman F. Welsch
Chief Financial Officer