Form 10KSB
period 2004-12-31
INFODATA SYSTEMS INC
filed 2005-03-31
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock-$.03 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The registrant’s revenues for the fiscal year ended December 31, 2004 were $9,653,000.

As of March 21, 2005, there were 5,294,376 common shares outstanding. As of March 21, 2005, the aggregate market value (computed by reference to the average bid and asked prices on such date) of voting and non-voting common shares held by non-affiliates was approximately $8,037,716.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

PART I

Item 1. Description of Business

Founded in 1968, Infodata Systems Inc. (“Infodata” or the “Company”), a Virginia corporation, is a global provider of open, enterprise-class content management solutions. The Company designs, develops, implements and supports solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata’s customers encompass approximately 500 of the Global 1000, 50% of tier one Life Science firms, and various Government and Intelligence agencies and organizations.

The Company’s business approach is a synergistic one between product and services. Our service engagements typically involve the construction and augmentation of enterprise content management (“ECM”) environments, which provide the opportunity for the sale and integration of our own propriety technology with these leading-edge solution environments. In turn, the sale of our proprietary products often leads to an opportunity to deliver services to provide a compliance-driven solution that Infodata has both the expertise and technology to solve.

The Company is targeting expansion of its market position by delivering compliance-driven solutions via a Content Management Services Layer (“CMSL”) designed to enhance the capabilities of content management systems to better manage information from regulated business processes. The Company believes that the CMSL offers value to those organizations that have content management systems and want an open approach that will allow for significant improvement in interoperability between commercial-off-the-shelf applications. Wider adoption of content management systems has been hampered by the limited ability to effectively migrate content with its associated mission critical processes. Compliance mandates will continue to force the adoption of ECM systems to control content in enterprise-wide repositories, resulting in an increase in the demand for functionality that specifically addresses how that content is authored, reviewed, assembled and published, secured and archived. To date, large end user software companies lack the vertical market expertise to provide these solutions. The potential value of the CMSL resides in the establishment and optimization of open content management systems that bridge the gap between the desktop and the backend system. Infodata is creating a CMSL for customers that provides for highly effective user functionality such as parallel document review and annotations, automated document assembly, link management and error correction, content formatting, metadata management, document auditing, automated publishing, and content security. It is in this area that a broad set of software offerings in the CMSL layer is critical.

By translating business needs into the proper technology implementation, Infodata is able to help organizations increase return on investment and improve efficiencies by lowering implementation and operational costs, expanding automation and customer service capabilities, and above all, providing trusted content while ensuring compliance.

With the CMSL, Infodata plans to deliver solutions from within the ECM environment, thus ensuring regulatory compliance of that content across its full lifecycle (see graphic below).

Content Management Services Layer
BROWSER
MS OFFICE
PDF
XML
PORTALS
CUSTOM
INFODATA CLIENT ADAPTORS
INFODATA ANNOTATION SERVICES
INFODATA DOCUMENT BUILDER SERVICES
INFODATA LINK MANAGEMENT SERVICES
INFODATA LINK AUDITING SERVICES
INFODATA DOCUMENT SECURITY SERVICES
INFODATA DOCUMENT PUBLISHER SERVICES
INFODATA DOCUMENT COMPLIANCE SERVICES
INFODATA BATCH PROCESSING SERVICES
INFODATA METADATA MANAGEMENT SERVICES
INFODATA XML MANAGEMENT SERVICES
SERVLET ENGINE
XML PROCESSING
WEB SERVICES
INFODATA COMPLIANCE SERVER
RULES ENGINE
METADATA ENGINE
SCHEDULING ENGINE
INFODATA REPOSITORY ADAPTORS
CAPTURE
AUTHOR
ASSEMBLE
REVIEW
PUBLISH
SECURE
ARCHIVE
WORKFLOW
ECM 1
CAPTURE
AUTHOR
ASSEMBLE
REVIEW
PUBLISH
SECURE
ARCHIVE
WORKFLOW
ECM 2
WORKFLOW
DATABASE
MICROSOFT

Infodata is attempting to expand its network of strategic partnerships and alliances, such as EMC/Documentum (NYSE: EMC), First Consulting Group (NASDAQ: FCGI), Liquent (NYSE: IHI), and IBM (NYSE: IBM), that act as resellers and technical integration partners of Infodata’s proprietary products in delivering content management solutions to customers. Although the Company has limited resources, development initiatives are targeted to expand the Company’s offerings by building adaptors to various ECM platforms and Java Data Base Connections (“JDBC”) compliant databases such as Oracle, SQL Server and DB2. The Company released a full version of its Annotation Suite 2.0, which is based on the Company’s proprietary AnnoDoc® technology, in the fourth quarter of 2004. The Annotation Suite 2.0 works with both EMC/Documentum and IBM’s content manager server platform, the two ECM market leaders. This expanded functionality is designed to further enhance the abilities of the CMSL to provide a substantially broader solutions offering for enterprise grade annotation functionality for strict regulatory environments and electronic delivery of documents. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

Commercial Business

In the Commercial sector, the Company targets life sciences, financial services and energy companies in the Global 2000 who have significant problems in dealing with any or all of the following, especially as these activities relate to regulatory compliance:

•	Understanding, managing and optimizing document submission life cycles (i.e., new drug applications and Final Safety Analysis Reports)
•	Standard Operating Procedures
•	Environmental Records
•	Modification and publication of Technical Documents
•	Adverse Event Reporting
•	Contract development and revisions
•	Document conversion and standardization
•	Using information for alternate purposes ("re-purposing")

Infodata’s solutions can be customized to work in a variety of technology environments with a common goal of upholding compliance mandates set forth by regulations.

Government Business

In the government market, Infodata targets federal agencies where content re-use, conversion, tracking, control, review and publishing provide significant value and cost savings over currently used methods. Recent trends indicate a more rapid adoption of ECM systems in the federal government, because by its own nature, the federal government is in the business of creating, reviewing, assembling, publishing, and protecting information. As the government continues to deal with a staggering volume of content, the Company is presented with a significant opportunity to provide solutions that centralize and manage content to drive both efficiency and regulatory compliance. For the government customer, the Company is improving processes, shortening work cycles, facilitating collaboration, enabling content sharing and ensuring content protection.

Intelligence Community Business

For more than 20 years, Infodata has been providing innovative technology and services for the planning, collection, processing, analysis and dissemination of information to selected customers in the Intelligence market. The Company’s experienced personnel support the specialized requirements of Intelligence customers, and design and deliver products and system solutions for all purposes, including source data capture, analyst collaboration, document management and search, multi-format delivery, and information visualization and exploitation. For the Intelligence customer, the Company is enabling agencies to achieve improved efficiencies, streamlined processes, and improved information sharing around their multiple forms of content.

The Company believes that there are significant growth opportunities within the Intelligence community for its proprietary products and solution offerings. Today, end users in the Intelligence community experience significant challenges surrounding review processes for content, including tracking who said what, and when they said it. The Company’s proprietary Annotation Suite 2.0, built from our AnnoDoc® technology, is designed to significantly ease the challenges for these users. Furthermore, because much of the Intelligence content is rendered to PDF format in order to keep the original content fixed and unchangeable, there is still a need to re-purpose this content without compromising its fixed nature. Infodata’s proprietary Compose® product provides considerable functionality to re-purpose, as needed, fixed content without adversely affecting the original content.

Solution Offerings

Infodata’s solution offerings represent a significant opportunity to contribute to the long-term prosperity of the Company. The six solution concentrations below describe these offerings. They serve as important catalysts that drive the Company’s sales, marketing, research and development, and partner initiatives. The Company’s solution offerings are focused to meet market demands as they relate to Infodata’s three lines of business: Commercial, Government and Intelligence.

•	Enterprise Content Management (ECM) Environments: Demands to provide improved services are significantly impacting organizations at all levels. The threat of terrorism, coupled with new privacy mandates regarding citizen information, is placing pressure on businesses and government to secure and protect the access, processing, and distribution of content. In addition, both public and private organizations must now manage exceedingly more content than just a few years ago. It is for these reasons that Infodata continues to be competitive in the content management market for both delivering and optimizing ECM systems.

•	Records Management: Regulatory pressures have had a dramatic effect on organizational record keeping and content life cycle processes. This trend shows no sign of easing as hundreds of new pieces of legislation dealing with content privacy and case management are currently pending in Congress. Government agencies and commercial entities continue to look towards fully integrated solutions that can meet or exceed compliance mandates, significantly reduce the risk of litigation, provide accelerated reporting, and lower total cost of ownership. It is at this point that Infodata delivers value in IT solutions for content management. We provide both public and private organizations with fully integrated solutions and services that meet or exceed compliance mandates.

•	Content Addressable Storage: Many organizations must be able to access and provide files and records stored weeks, months or years ago – many times at a moment’s notice – or face regulatory scrutiny. Until now, storage and archiving has meant applying significant resources to tape drives, disks and file cabinets, all of which are extremely expensive to manage. After years of manipulating cumbersome and labor-intensive storage processes, companies and government agencies are seeking to improve regulatory compliance and make fixed content available for critical mission processes — all the while lowering the total cost of storage ownership. Infodata delivers a fully integrated enterprise content management, records management, and content addressed storage solution that meets regulatory compliance, operational integrity, and organization-wide continuity.

•	Integrated Case Management: Constituent interactions – Government-to-Citizen, Government-to-Business, and Government-to-Government – have come to insist on the same efficiency, convenience, and service levels that are found in the private sector. In addition to requirements for privacy and security, constituent satisfaction is being measured on factors such as effective sharing of information, coordinated interagency activities, and presenting a unified view of mission services to the public. Infodata’s Integrated Case Management solution helps agencies earn constituent satisfaction by delivering the ability to increase the flow of case management activities, as well as providing a complete view of their constituents and the services they receive.

•	Forms Process Automation: Paper forms are labor-intensive, prone to error, slow to process, costly to change, and are generally unsecured. Many electronic forms processing systems have simply mimicked traditional paper-based processes. Infodata’s interactive and intelligent forms-driven process automation combines content, data and business logic to improve operational efficiency, boost constituent satisfaction and meet increasingly demanding reporting requirements.

•	Citizen Feedback: Increased demands from citizens for their voices to be heard, as well as directives from e-government initiatives are bringing about significant pressure for improved processes that federal, state, and local organizations use to interact with the public. As many as 4,000 new rules are created annually by 160 federal agencies implementing laws passed by Congress. Infodata’s Citizen Feedback solutions deliver scalable mechanisms to capture, track, and report against a large volume of citizen commentary resulting from this growing crop of public service, judicial, and regulatory documents.

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

Proprietary Products and Products Under Development

Infodata’s suite of proprietary products helps to automate the lifecycle of content to improve efficiency and productivity and to foster regulatory compliance. The Company has recently released its new Infodata Annotation Suite 2.0 technology, and plans to continue with its product development schedule and anticipates the release of updated versions of its document publishing technology, as well as new ECM and JDBC compliant adaptors. The following is a description of Infodata’s existing and in-process proprietary products.

•	AnnoDoc® provides seamless, secure integration between Adobe Acrobat’s annotation tools and EMC/Documentum, enabling enterprise-wide document collaboration. AnnoDoc merges the desktop power of Adobe Acrobat with the enterprise-wide global repository tools of Documentum. Offering an intuitive browser-based user interface, AnnoDoc can be used to annotate and streamline document review processes. AnnoDoc accelerates the document review process by permitting parallel processing while allowing the annotations to be stored as separate objects, preserving the document’s integrity. To date, Infodata has delivered over 175,000 AnnoDoc licenses worldwide and this product is utilized by approximately half of the tier-one life sciences companies.

•	Infodata Annotation Suite 2.0 (“IAS”) is Infodata’s next generation annotation product, which represents a new class of enterprise-grade annotation functionality for strict regulatory environments. The IAS architecture is designed to provide users the ability to version annotations, import annotations for users outside the ECM environment without losing the identity of the annotation author, and provide for the transfer of annotation to other owners from within the ECM environment. In addition, this new product is designed for use in conjunction with Infodata’s Foundation Server, which provides users the ability to annotate content across multiple content data stores, thus enhancing continuity.

•	Compose® Desktop provides a comprehensive set of publishing tools and is exposed as a plug-in for Adobe Acrobat software and streamlines many document production tasks. Compose is a proven product, saving users countless hours of work. The Compose tool palette allows easy access to more than 20 powerful publishing tools, which include the ability to repaginate documents; validate links; set security, printing, and file open options; and create bookmarks, hypertext links, and tables of content. The tightly integrated Compose toolset is scalable for extremely large file groups and is designed for processing files en masse.

•	Infodata Document Publishing Suite (“IDPS”) isbeingdesigned to include the same robust set of publishing tools as Compose Desktop but with the power of a server side component. The IDPS exposes many of the manual driven tools in the desktop version to other workflows, publishing applications, or portals, for a truly automated solution.

•	Signet is an off-the-shelf security solution that enables information publishers to ensure that only authorized users are able to read their PDF documents. Signet is ideal for publishers who want to exercise a high degree of control over a document’s use, including when and under what circumstances it will expire.

•	Infodata Foundation Server (“IFS”) is an extensible, J2EE-compliant Java middleware component. It forms the core of the Infodata product interaction, both between themselves and with numerous content repositories. IFS provides a set of core functionality that enables application-specific components to be installed and accessed through several well-defined application programming interfaces. The IFS is instrumental in providing customers with a vibrant content management software services layer. The creation of a separate product centralizes and standardizes Infodata’s proprietary products including Infodata Annotation Suite 2.0, Infodata Document Publishing Suite, and Infodata Document Rights Management Suite (built on their respective core AnnoDoc, Compose Server and Signet technologies).

•	Java Data Base Connector (“JDBC”) is an adaptor that will provide users the means to access and manipulate unstructured content that is housed in Java compliant databases such as Oracle, DB2, and SQL Server. This product is being designed to provide continuity for organizations that have content that is not housed in an ECM system yet needs to be accessed with the same robustness and with the same applications that are available from within the ECM environments. As an example, organizations with content on an Oracle database will be able to leverage AnnoDoc for annotations or Compose for automated publishing activities, even though they may not have an ECM system in place.

•	INQUIRE®/Text is a full-text retrieval product used for storing, indexing, retrieving, and managing large collections of documents on IBM and IBM-compatible mainframes. INQUIRE/Text software is used by major companies, utilities, hospitals and government agencies for automating document-centered applications such as on-line manuals, legislative tracking and regulatory compliance, library management, litigation support, medical records and government and military intelligence.

•	WebINQUIRE® is an extension product that provides web browser access to INQUIRE/Text collections. WebINQUIRE permits users to store documents created using desktop software on a mainframe computer, retrieve documents from the mainframe and edit them using desktop applications, such as Microsoft Excel and Microsoft Word. In addition, WebINQUIRE’s search formats and views can be easily customized.

Industry Background

There is widespread agreement among analysts that the ECM market today has eclipsed a billion dollars and is growing rapidly. According to the research firm META Group, the ECM market will continue to grow into a $2.6 billion market by 2006 and $6B by 2008. New analysis forecasts from Gartner Group show the ECM software and services market at $2 — $3 Billion (mid 2004) with expected growth 10% — 12% through 2008 (Mark Gilbert, VP, Gartner Group Content Management Group). The dramatic growth will continue because the impetus for ECM begins with information management and quickly leads to organizational consistency, improved productivity, and cost reduction. This subsequently leads to customer service and records management improvements, which decreases time to market and accelerates improved regulatory compliance. In short, improving the ECM tools for the enterprise worker will help organizations strategically manage content to enable better front-line decisions, increase organizational efficiencies, and reduce costs.

Sales and Marketing

While ECM platforms are enjoying increased adoption across many industries, they require significant integration efforts to make them workable with organization-driven business processes and they often limit the type and amount of other applications that can run from within any particular ECM environment. To satisfy today’s compliance requirements, certain components of ECM technology must be able to span multiple desktop content formats and multiple business applications (such as ECM, ERP, CRM, etc.). The Company believes that the solution to these challenges is a specific set of software offerings that function as an integrated layer of middleware solutions within these environments to translate compliance-driven needs into the proper technology implementation.

The Company is targeting expansion of its market position by delivering compliance-driven solutions via a Content Management Services Layer (“CMSL”) designed to enhance the capabilities of content management systems to better manage information from regulated business processes. Management believes that the Company’s expertise and approach positions it well in this market, and that at this layer the opportunity exists to be a market leader with CMSL and other expanded solution offerings, in two vertical markets: Life Sciences and the Intelligence Community. The Company expects this approach to continue building brand recognition and company-wide growth. This focus complements industry surveys, such as a recent one by Merrill Lynch of CIOs, about their top five IT spending priorities for 2005, which placed application integration and document and content management as the number one and two priorities respectively. With Infodata’s compliance expertise in these vertical markets, CMSL is complementary to the large ECM players. Further, anticipated continued organic growth around services in Commercial, Government and the Intelligence Communities is expected to provide access to other regulatory-based customers and their requirements. Additionally, high priced solutions in the market today create opportunity at the low and mid-market levels, and continued investment in the development and expansion of proprietary product offerings is expected to further enhance the CMSL, resulting in increased software sales that lead to more service engagements.

While management believes there is a compelling market opportunity for the foreseeable future, it recognizes there are risks in this strategy. The success of this strategy may be determined by several factors, of which many are beyond the Company’s control, such as whether or not compliance mandates and the “war on terror” will continue to force adoption of content management systems, whether large end user software companies remain lacking in vertical market expertise, or the ECM market remains highly fragmented.

The Company is focused on expanding its customer base in the Commercial, Government, and Intelligence markets. The sales and marketing effort is focused on selling solutions consisting of both software and services. Business development efforts are focused on three areas: ECM COTS vendors, large systems integration partners that have practices or specific delivery needs around content management, and direct customer sales. The sales and delivery organizations now report to the Chief Operating Officer to ensure consistency in the Company’s capture strategy and increased customer satisfaction across all lines of business.

Business Partners

Infodata has recently signed a business partner agreement with IBM that has allowed the Company’s new Infodata Annotation Suite 2.0 to be integrated with IBM DB2 Content Manager. This expanded partnership opens a new customer base with existing and new DB2 Content Manager customers who are looking to add CMSL related compliance technologies to their existing ECM environments. In addition, Infodata has completed its integration with IBM’s new Solutions for Compliance in Regulated Environments (SCORE) application, with the Company being the key vendor providing the annotation technology component. The pending initial release of SCORE will target the Life Science community.

Competitors

The market for the Company’s content management solutions is highly fragmented, intensely competitive and subject to rapid change as a result of technological advances, new product introductions and marketing activities by industry participants. Infodata faces a number of competitors in the content management solutions market.

In the Commercial market, the primary competitors include: Workshare, iMarkup Solutions, Information Graphics, Cimmetry Systems, Authentica, Adobe, Liquent, and various EMC/Documentum and IBM service providers. However, unlike Infodata, many competitors are not compliance focused and they are either limited in their compliance expertise, breadth of product offering, or understanding of specific customer content management problems. In the Government and Intelligence markets, the Company faces competition from other federal contractors who bid on knowledge, document and records management projects.

The Company’s competitors may have longer operating histories; significantly greater financial, marketing, service, support, technical and other resources; better brand name recognition; and/or a larger installed customer base. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products and services. Moreover, the Company’s competitors may be able to develop products or services comparable or superior to those offered by the Company, offer lower priced products or services, or adapt more quickly than the Company to new technologies or evolving customer requirements.

In order to be successful, the Company must respond to technological change, customer requirements and competitors’ current products, services, and innovations. There can be no assurance that the Company will be able to compete effectively in its market or that competition will not have a material adverse effect on its business, operating results and financial condition.

Customers

Many major companies and government organizations use the Company’s proprietary products and services. Sales to government customers represented 74.2% of revenues in 2004 and 66.9% in 2003. Prime contracts with one U.S. Government intelligence customer accounted for approximately $2,253,000, or 23.3%, of the Company’s 2004 revenues, and approximately $2,734,000, or 32.5%, of the Company’s 2003 revenues. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under these subcontracts accounted for approximately $2,336,000, or 24.2%, of the Company’s 2004 revenues, and approximately $1,208,000, or 14.4%, of the Company’s 2003 revenues. Revenues under one subcontract accounted for approximately $1,169,000, or 12.1%, of the Company’s 2004 revenues, and approximately $594,000, or 7.1%, of the Company’s 2003 revenues.

A prime contract with the American Red Cross accounted for approximately $1,606,000, or 16.6% of the Company’s 2004 revenues, and approximately $70,000, or 0.8% of the Company’s 2003 revenues.

A prime contract with the Federal Deposit Insurance Corporation (the “FDIC Contract”) accounted for approximately $308,000, or 3.2%, of the Company’s 2004 revenues, and approximately $1,227,000, or 14.6%, of the Company’s 2003 revenues. On January 8, 2004, the Company was notified by the customer to stop work on its FDIC Corporate Document Management Imaging (“CDMI”) task due to FDIC program budget constraints. The CDMI task accounted for approximately $16,000, or 0.2%, of the Company’s 2004 revenues, and approximately $973,000, or 11.6%, or the Company’s 2003 revenues. During 2004 and 2003, the CDMI task was marginally profitable.

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

Government contracts are subject to modification or termination in the event of changes in funding. The Company’s contract costs and revenues are subject to adjustment as a result of audits performed by government auditors (the “Government Auditors”). The Government Auditors routinely audit cost-reimbursement contracts to verify that costs have been properly charged to the government. Many of the Company’s government contracts require certain of its employees to maintain security clearances complying with the requirements of various government agencies.

Research and Development

The Company’s 2004 research and development expenses were approximately $403,000, a decrease of approximately $344,000, or 46.1%, down from approximately $747,000 in 2003. The Company capitalized development costs of approximately $68,000 for the quarter and year ended December 31, 2004. Development costs relating to new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which, additional costs are capitalized until general release of the product, pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, (“SFAS 86”). There were no software development costs capitalized for the year ended December 31, 2003, as the costs incurred between technological feasibility and general availability were not significant. Had development costs not been capitalized in 2004, the Company’s 2004 research and development expenses would have decreased from 2003 levels by 37.0%.

The Company evaluates the recoverability of capitalized software development costs based on either the estimated future life or the estimated future license revenues of the product. If the product life or expected gross revenues were to be materially less than our estimates, the Company would be required to adjust the carrying value of the asset to its net realizable value.

During the second half of 2003 the Company initiated a research and development strategy to conservatively retool the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and leverage a development model that is funded by solving a customer problem. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

Employees

As of March 1, 2005, the Company had a total of 67 employees, comprised of 46 technical professionals, 7 sales and marketing staff, with the remainder involved in management, corporate security, administration, contracts, and accounting. As of March 1, 2005, the Company had approximately 32 employees with government clearances. The Company’s employees are not represented by any unions, and the Company has not experienced any work stoppages.

Recent Developments

On March 21, 2005, the Company filed a Form 8-K indicating that the Audit Committee of the Board of Directors concluded on March 17, 2005 that the previously issued interim financial statements of the Company for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, as set forth in Quarterly Reports on Forms 10-QSB for such quarters, should no longer be relied on because of an inadvertent bookkeeping error in which an aggregate of $94,000 of revenue was counted twice on two government contracts. The duplicate revenue resulted in an erroneous $94,000 overstatement of revenue, gross profit and net income for the quarter ended March 31, 2004.

The error was identified by management in connection with the preparation of the Company’s financial statements for the year ended December 31, 2004. The matter was brought to the attention of the Company’s senior executive management by the Company’s Controller on or about March 11, 2005, and the Audit Committee of the Company’s Board of Directors and Grant Thornton LLP, the Company’s independent auditor, were advised of the matter promptly thereafter. Although the previously reported statements of operations for the three month periods ended June 30, 2004 and September 30, 2004 are unaffected by the error, the reported statement of operations for the cumulative six-month and nine-month periods ended June 30, 2004 and September 30, 2004, respectively, were similarly overstated by the $94,000 amount. In addition, the Company’s previously reported accounts receivable and shareholders’ equity at March 31, 2004, June 30, 2004 and September 30, 2004 were each overstated by such $94,000 amount.

The Form 8-K also reported that on March 16, 2005, Laura L. Sullivan provided written notice to the Company of her resignation as Controller and principal accounting officer of the Company. The Company and Ms. Sullivan expect that she will continue to be employed in the Accounting Department of the Company until a new Controller is employed, at which time she will move into a new financial role in support of general corporate operations.

In December 2004, the Company substantially completed deliverables for tasks on Phase II of the American Red Cross contract. The terms of the contract provide for revenue incentives or penalties if the cost of the contract is less or greater, respectively, than the contract target price for the related tasks, as amended by approved change orders. In December 2004, the Company exceeded the target price of the contract for these deliverable tasks, which triggered penalty conditions whereby the T&M billing rates, and thus revenues, are to be reduced by 50% for the estimate to complete the remaining tasks of Phase II. Based on the current estimated costs to complete the remaining tasks in 2005, as of December 31, 2004, the Company has recorded a current liability of approximately $95,000 as Billings in Excess of Revenue Recognized, and a corresponding reduction in revenues. After giving effect to the adjustment, the American Red Cross contract accounted for approximately $1,606,000, or 16.6% of the Company’s 2004 revenues. This contract accounted for approximately $70,000, or 0.8% of the Company’s 2003 revenues.

Item 2. Description of Property

In August 2003, the Company relocated its headquarters and operations to approximately 14,000 square feet of office space at One Dulles Tech Center, 13454 Sunrise Valley Drive, Herndon, Virginia. Payments under the lease were approximately $240,000 in 2004, and are expected to be approximately $257,000 in 2005.

From April 2002 through July 2003, the Company leased approximately 17,765 square feet of office space for its headquarters and operations in Fairfax, Virginia. Payments under the lease were approximately $248,000 in 2003.

The Company does not hold any investments in real estate or mortgages.

Item 3. Legal Proceedings

The Company is presently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4a. Executive Officers

The following information relates to executive officers of the Company as of March 21, 2005.

Name	Age	Position
Edwin A. Miller	35	President and Chief Executive Officer
Troy W. Hartless	34	Chief Operating Officer and Senior Vice President
Robert O. McClure	39	Vice President, Corporate Services
Bruce A. Morton	44	Vice President, Professional Services
Lyall E. Vanatta	45	Vice President, Product
Norman F. Welsch	57	Chief Financial Officer and Corporate Secretary

Mr. Edwin Miller joined Infodata in November 2002 as President and Chief Executive Officer, and is a director of the Company. Prior to Infodata, from 2000 to 2002, Mr. Miller was the President and Chief Executive Officer of Ikimbo, Inc., a B2B enterprise software company. From 1999 to 2000, Mr. Miller served as President and Chief Operating Officer of XML Solutions, an enterprise software and services company. Prior to XML Solutions, as a co-founder and Vice President of Conducent Technologies, Inc., an enterprise software company, he held various positions in technology, finance and accounting, and sales and marketing. Mr. Miller began his career with PSINet, where he served in various roles in sales, marketing, international M&A, and technology. Mr. Miller was awarded a Bachelor’s degree in Management with a dual minor in German and French by Liberty University, and he received a MBA in the Executive Program from the George Washington University.

Mr. Troy Hartless joined Infodata in December 2002 and is Chief Operating Officer and Senior Vice President. Prior to Infodata, in 2002, Mr. Hartless was Executive Vice President of Solutions Technology International, a software and services company. From 2001 to 2002, Mr. Hartless served at Ikimbo, Inc. as Senior Vice President, Operations, and formerly as Vice President, Product and Business Development. From 1999 to 2001, Mr. Hartless was Senior Director, Product Marketing and customer service at Conducent Technologies, Inc. Mr. Hartless also served for five years with Ericsson (Nasdaq NM: ERICY) and GE (NYSE: GE) where he held various marketing and product management positions. Mr. Hartless earned his Bachelor’s degree in Business Management with a concentration in Marketing from Liberty University.

Mr. Robert McClure joined Infodata in September 2003 as Vice President of Corporate Services. From 1998 to 2003, Mr. McClure was Director of Corporate Services for Creative Technology Incorporated. From 1990 to 1998, he was Manager of Professional Staffing, and also served in various technical positions supporting the Intelligence Community, for Quality Systems Incorporated. Throughout his 20 years of professional services, Mr. McClure has built, trained, and managed professionals in technical staffing, human resource management, facility planning, and personnel security management. Mr. McClure holds a Bachelor’s degree in Computer Information Systems from The LaSalle University.

Mr. Bruce Morton joined Infodata in September 2003 and is the Vice President of Professional Services. From 1997 until 2003, Mr. Morton was Practice Director, Advanced Programs Group for Oracle Corporation. At Oracle, Mr. Morton helped establish and grow Oracle Consulting services in the Intelligence Community. From 1983 to 1997, Mr. Morton supported and managed various Intelligence and DoD contracts at Quality Systems Incorporated, Professional Services Corporation and TRW, Inc. Mr. Morton holds a Masters Degree in Information Systems from George Mason University and earned his Bachelor’s degree in Data Processing from James Madison University.

Mr. Lyall Vanatta joined Infodata in February 2003 and is Vice President of Product. From January 2001 to January 2003, Mr. Vanatta was Vice President of Professional Services at Ikimbo, Inc., where he was responsible for designing and delivering solutions for the real-time enterprise. From July 2000 to December 2000, Mr. Vanatta also served as Vice President for iSage Capital, a venture capital firm specializing in investments of early stage technology companies in Northern Virginia. From July 1996 to June 2000, Mr. Vanatta served as Executive Vice President for Kelly Harrison Associates, Inc., an international consulting firm. Mr. Vanatta holds a Bachelor’s degree in Business Management from George Mason University and received an MBA degree in the Executive Program from George Washington University.

Mr. Norman Welsch joined Infodata in January 2003 as Chief Financial Officer and Corporate Secretary. From 2001 to 2003, Mr. Welsch served as Chief Financial Officer and Treasurer of Objective Interface Systems, Inc., a privately held embedded software solutions provider. From 2000 to 2001, Mr. Welsch provided services as an independent consultant to various companies. From 1998 to 2000, Mr. Welsch served as Vice President and Chief Financial Officer of Netrix Corporation (Nasdaq) until its merger with OpenRoute Systems, Inc. Prior to 1998, Mr. Welsch was Sr. Vice President and Chief Financial Officer of CBIS Federal, Inc. for five years until its merger with DynCorp, Inc. Prior to CBIS Federal, Inc., Mr. Welsch held senior management positions with various high technology companies, including serving as Corporate Controller for C3, Inc. (NYSE). Mr. Welsch holds a Bachelor’s degree in Accounting from Benjamin Franklin University and is a CPA.

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

The table below shows the range of high and low bid quotations for the Common Stock for the quarters indicated.

	2004		2003
	High	Low	High	Low
First Quarter	$1.76	$0.97	$0.75	$0.37
Second Quarter	2.10	1.50	0.65	0.42
Third Quarter	1.65	1.49	1.25	0.50
Fourth Quarter	3.00	1.55	1.15	0.76

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

As of March 24, 2005, there were approximately 441 record holders and 1,200 beneficial holders of the Company’s Common Stock.

The following table sets forth information as of December 31, 2004, regarding the Company’s equity compensation plans.

Equity Compensation Plan Table

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,958,995	$1.1412	782,118
Equity compensation
plans not approved
by security holders	--	--	--

Total	1,958,995	$1.1412	782,118

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the past three years, the Company has not sold any securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

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

Company Overview

The Company is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. The solution offerings are services, proprietary products and third party products. Services revenue is derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services. The strategic business plan has continued to evolve, with marketing, sales and delivery focused primarily on leveraging the Company’s proprietary products and ECM domain expertise by exploiting partnering and fulfillment opportunities as an investment for future profitable growth.

The Company’s revenues are derived from the sale of services, which include systems integration, consulting, and training surrounding the implementation of the Company’s proprietary products and third-party products; licenses for its proprietary content management products and related maintenance and support; third-party products; and other professional and technical services. Revenues from systems integration, consulting and training are recognized when the services are performed and collectibility is deemed probable. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. Revenue from license arrangements is recognized upon contract execution provided all shipment obligations have been met, persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time they are recognized in accordance with the type of contract. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue from annual maintenance and support is deferred and recognized ratably over the term of the contract.

For the year ended December 31, 2004, revenues from services and license fees accounted for approximately 80.6% and 19.4% of total revenues, respectively. For the year ended December 31, 2003, revenues from services and license fees accounted for approximately 73.6% and 26.2% of total revenues, respectively. For the year ended December 31, 2004, total revenues increased by approximately 14.8% as compared to 2003.

Deferred revenue at December 31, 2004 and 2003 was approximately $415,000, and $750,000, respectively. Deferred revenue was primarily related to software maintenance agreements. The margins that will be realized on transactions involving deferred revenue depend on the type of service rendered by the Company. For the year ended December 31, 2004, the Company’s maintenance revenue was derived primarily from support agreements for AnnoDoc, Compose, and INQUIRE/Text.

The components of the Company’s cost of revenue are dependent on the product or service. For services, the most significant item is the direct labor cost. Other cost components may include subcontractor costs, non-labor direct costs such as travel, and associated indirect costs (e.g., office rent, administration, etc.) allocated to the services engagement. Indirect costs are first allocated to indirect cost pools based on head count and square footage of office space. These aggregated pools are subsequently allocated to operating units and projects in proportion to direct labor costs. For third party products and associated maintenance, the cost of revenue includes the cost incurred by the Company to acquire the product/service, shipping and delivery charges, associated taxes, any customization work done by the Company, and any special packaging costs incurred prior to shipment. The cost of maintenance revenue includes the customer service and software engineering personnel supporting the product and an allocation of associated indirect costs. Indirect costs are first allocated to indirect cost pools based on head count and square footage of office space. These aggregated pools are subsequently allocated to operating units and projects in proportion to direct labor costs. For license revenues, cost of revenue includes the shipping, delivery, packaging, production, amortized software development costs, direct labor of personnel involved in delivering the product, and any associated expenses involved with the installation of the product for the customer.

At December 31, 2004, the Company had net operating loss carryforwards (“NOLs”) aggregating approximately $12,494,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLs is subject to certain limitations following a change in ownership. As a result of the Company’s prior acquisition of AMBIA Corporation in 1997, the Company is subject to limitations on the use of its NOLs. Accordingly, there can be no assurance that the Company will be able to utilize a significant amount of its NOLs. During the quarter ended June 30, 2004, the Company recognized a deferred tax asset, net of valuation allowance, of $747,000, which represents an amount that management believes is more likely than not to be realized. This adjustment resulted in an increase in deferred tax assets and the corresponding recognition of an income tax benefit of approximately $747,000, which resulted in an increase in net income of approximately $747,000 for the year ended December 31, 2004. The valuation allowance has been determined pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes”, which includes estimation of future taxable income, and is deemed adequate to reduce total deferred tax assets to an amount that will more likely than not be realizable. In assessing the Company’s ability to realize its deferred tax assets, management considered all available positive and negative evidence, including historical operating results, forecasts of future taxable income, and Section 382 limitations on the use of prior NOLs. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit. Due to the availability of the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2024, the Company has not recorded any provision for income taxes for the years ended December 31, 2004 and 2003.

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

Significant Estimates and Critical Accounting Policies

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain and affect reported amounts. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following represent the Company’s most critical accounting policies and significant estimates used in the preparation of the consolidated financial statements.

Revenue Recognition – Long-Term Contracts

A portion of the Company’s revenue is derived from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Revenues on long-term cost reimbursable (CPFF and CPAF) contracts are recognized based upon allowable costs incurred using provisional (estimated) indirect rates, which are adjusted to actual upon audit by government representatives, plus a proportional amount of contractual or estimated fee earned. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated costs to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

Software Revenue Recognition

The Company recognizes revenue from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, as amended. Revenue from license arrangements is recognized upon contract execution provided all shipment obligations have been met, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Capitalized Software Development Costs

Development costs relating to new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which, additional costs are capitalized until general release of the product, pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, (“SFAS 86”). The Company capitalized development costs of approximately $68,000 for the quarter and year ended December 31, 2004. There were no software development costs capitalized for the year ended December 31, 2003, as the costs incurred between technological feasibility and general availability were not significant.

The Company evaluates the recoverability of capitalized software development costs based on either the estimated future life or the estimated future license revenues of the product. If the product life or expected gross revenues were to be materially less than our estimates, the Company would be required to adjust the carrying value of the asset to its net realizable value.

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

Deferred Tax Assets

Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results, forecasts of future taxable income, and Section 382 limitations on the use of prior NOLs.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement (Statement 123 (R)). Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

The Company’s management team is focused on selling an array of enterprise content management (“ECM”) solutions involving the integration of the Company’s solution offerings, including services and proprietary products, to Commercial, Government, and Intelligence Community customers. Sales and marketing efforts are focused on selling both software and services. As such, internal financial reporting that is provided to the chief operating decision-maker is evaluated along these lines of business. The solution offerings are services, proprietary products, and third party products. Revenues from services are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

For the year ended December 31, 2004, total revenue increased by approximately $1,245,000, or 14.8%, to approximately $9,653,000, up from approximately $8,408,000 for the year ended December 31, 2003. Revenues for each period consisted of the following:

Revenues

for the Twelve Months Ended

(Dollar Amounts in Thousands)

	December 31, 2004	December 31, 2003	Increase (Decrease) %
Commercial
Services	$800	$724	10.5%
License fees	1,686	2,055	(18.0%)
Third party products	2	--	0.0%

Total Commercial Revenues	$2,488	$2,779	(10.5%)

Government
Services	$2,263	$1,541	46.9%
License fees	189	146	29.5%
Third party products	--	--	0.0%

Total Government Revenues	$2,452	$1,687	45.4%

Intelligence
Services	$4,713	$3,925	20.1%
License fees	--	--	0.0%
Third party products	--	17	(100.0%)

Total Intelligence Revenues	$4,713	$3,942	19.6%

Total Revenues	$9,653	$8,408	14.8%

For the year ended December 31, 2004, total revenues for the Commercial segment were approximately $2,488,000, a decrease of approximately $291,000, or 10.5%, down from total revenues of approximately $2,779,000 for the year ended December 31, 2003. The decrease was primarily the result of lower commercial license fees revenues principally due to a single enterprise-class sale of AnnoDoc® software to a pharmaceutical company in the quarter ended March 31, 2003, which was partially offset by an increase in revenues from services.

In the Government segment, total revenues were approximately $2,452,000 for the year ended December 31, 2004, an increase of approximately $765,000, or 45.4%, up from total revenues of approximately $1,687,000 for the year ended December 31, 2003. The increase was primarily the result of higher services revenue attributable to the American Red Cross contract, which accounted for approximately $1,606,000, or 16.6% of the Company’s 2004 revenues, compared to approximately $70,000, or 0.8% of the Company’s 2003 revenues. This increase in revenues of approximately $1,536,000 from the American Red Cross contract was partially offset by a decrease in services revenue from the Federal Deposit Insurance Corporation contract of approximately $919,000, or 9.5%, of the Company’s 2004 revenues, to approximately $308,000 in 2004. In 2003, the Federal Deposit Insurance Corporation contract generated approximately $1,227,000, or 14.6%, of the Company’s 2003 revenues.

For the year ended December 31, 2004, total revenues for the Intelligence segment were approximately $4,713,000, an increase of approximately $771,000, or 19.6%, up from total revenues of approximately $3,942,000 for the year ended December 31, 2003. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 48.8% of the Company’s 2004 revenues, and approximately 46.9% of the Company’s 2003 revenues. Prime contracts with one U.S. Government intelligence customer accounted for approximately $2,253,000, or 23.3% of the Company’s 2004 revenues, compared to approximately $2,734,000, or 32.5% of the Company’s 2003 revenues. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $2,336,000, or 24.2% of the Company’s 2004 revenues, compared to approximately $1,208,000 or 14.4% of the Company’s 2003 revenues. One subcontract accounted for approximately $1,169,000, or 12.1% of the Company’s 2004 revenues, compared to approximately $594,000, or 7.1%, of the Company’s 2003 revenues.

Gross Profit

Gross profit for the year ended December 31, 2004 increased by approximately $114,000, or 2.9%, to approximately $4,101,000, up from approximately $3,987,000 for the year ended December 31, 2003. The gross margin was 42.5% and 47.4% for the years ended December 31, 2004 and 2003, respectively. This year over year decrease in gross margin of approximately 4.9% was primarily due to a decrease in revenues from license fees, which was partially offset by an increase in services revenues, which generate proportionally lower margin.

Selling, General and Administrative Expenses

For the year ended December 31, 2004, selling, general and administrative expenses were approximately $3,355,000, an increase of approximately $574,000, or 20.6%, up from approximately $2,781,000 for the year ended December 31, 2003. The increase was primarily the result of an increase in costs associated with sales, marketing and management personnel during 2004, as the Company continued to execute on its previously announced plan to invest for future growth.

Research and Development Expenses

The Company’s 2004 research and development expenses were approximately $403,000, a decrease of approximately $344,000, or 46.1%, down from approximately $747,000 in 2003. The Company capitalized development costs of approximately $68,000 for the quarter and year ended December 31, 2004. Development costs relating to new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which, additional costs are capitalized until general release of the product, pursuant to the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” There were no software development costs capitalized for the year ended December 31, 2003, as the costs incurred between technological feasibility and general availability were not significant. Had development costs not been capitalized in 2004, the Company’s 2004 research and development expenses would have decreased from 2003 levels by 36.9%.

During the second half of 2003 the Company initiated a research and development strategy to conservatively retool the R&D team and expertise; transition current team members to onsite development and leverage core proprietary software understanding; leverage on site development to create additional product enhancements; and, leverage a development model that is funded by solving a customer problem. As sales efforts around the CMSL become successful in the future, management will continue to make conservative investments in research and development to expand the Company’s proprietary applications.

Interest Income and Expense

Interest income was approximately $13,000, for the years ended December 31, 2004, and 2003. Interest expense was approximately $1,000, for the years ended December 31, 2004 and 2003.

Income Tax Benefit

During the year ended December 31, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in 2003. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000, which resulted in an increase in net income of approximately $747,000, for the year ended December 31, 2004.

Net Income

Based on the above, net income for the year ended December 31, 2004, amounted to approximately $1,102,000, or $0.19 per share diluted, compared to approximately $471,000, or $0.09 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash and cash equivalents of approximately $1,890,000 and net working capital of approximately $2,778,000. At December 31, 2003, the Company had cash and cash equivalents of approximately $1,422,000 and net working capital of approximately $1,919,000. The 2004 increase in cash and cash equivalents of approximately $468,000 and in working capital of approximately $859,000 was primarily the combined result of cash generated from operations and proceeds from the issuance of common stock. As of March 31, 2005, the Company had cash and cash equivalents of approximately $1,685,000.

For the year ended December 31, 2004, net cash provided by operating activities was approximately $352,000, which was primarily the combined result of the Company’s net income of approximately $1,102,000, non-cash adjustments to net income of approximately $167,000, and the reduction of accounts receivable of $130,000, which was primarily offset by the recognition of a non-cash income tax benefit of approximately $747,000 and a decrease in deferred revenue of approximately $335,000. For the year ended December 31, 2003, net cash provided by operating activities was approximately $412,000, which was primarily the net result of the Company’s net income of approximately $471,000, During the year ended December 31, 2004, net cash of approximately $131,000 was used in investing activities, primarily for the purchase of property and equipment, compared to approximately $236,000 in 2003. For the year ended December 31, 2004, net cash provided by financing activities was approximately $247,000, which was provided primarily by proceeds from participants under the 1997 Employee Stock Purchase Plan and from the issuance of common stock related to stock option exercises. For the year ended December 31, 2003, net cash used in financing activities was approximately $52,000, which was used primarily for paying down the outstanding Commerce Funding line of credit.

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

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of December 31, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

Management believes that existing cash and cash equivalents, short-term investments, and the credit facility will be sufficient to fund working capital requirements for 2005.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7. Financial Statements

The following financial statements required by this Item 7 are attached to this Annual Report on Form 10-KSB.

Index to Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations - for the years ended
December 31, 2004 and 2003	F-2
Consolidated Balance Sheets - December 31, 2004 and 2003	F-3 to F-4
Consolidated Statements of Shareholders' Equity - for the years ended
December 31, 2004 and 2003	F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003	F-6
Notes to Consolidated Financial Statements - December 31, 2004 and 2003	F-7 to F-18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, and due to the need for the restatements of the Company’s interim financial statements contained in its Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2004, which amendments were filed with the Commission on March 29, 2005, such officers concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004. Such officers believe that in view of the remedial measures the Company is taking to address the circumstances underlying the occurrence of the need for such restatements, they will, upon implementation of those measures, be able to conclude that the Company’s disclosure controls and procedures are effective at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

As more fully discussed by the Company in its Form 8-K dated March 16, 2005 and filed on March 21, 2005, the Company discovered, in the course of the preparation of its financial statements for the year ended December 31, 2004, that an inadvertent bookkeeping error had occurred in connection with the preparation of the interim financial statements for the quarter ended March 31, 2004. As a result of the error, an aggregate of $94,000 of revenue was counted twice on two government contracts. The duplicate revenue resulted in an erroneous $94,000 overstatement of revenue, gross profit and net income for the quarter ended March 31, 2004, and in the cumulative six-month and nine-month periods ended June 30 and September 30, 2004, respectively. In addition, the Company’s previously reported accounts receivable and shareholders’ equity at March 31, 2004, June 30, 2004 and September 30, 2004 were each overstated by such $94,000 amount.

Amendments to the Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2004,were filed by the Company on March 29, 2005, correcting the error. The Company is taking steps to augment its professional accounting staff by hiring a new Controller, and implement certain procedures designed to prevent the recurrence of such accounting error. Such circumstances gave rise to the occurrence of a material change in the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The ages, principal occupations, and employment during the past five years for each director are set forth below. Information regarding the Company’s executive officers is set forth under Item 4a of this Form 10-KSB.

Richard T. Bueschel	Age 72	Director since 1992

Mr. Bueschel has been the Chairman of the Board of Directors and the Chairman of the Executive Committee of the Company since January 1993 and was acting Chief Executive Officer of the Company from April 1997 to November 1997, from July 1998 through October 1998, and from September 2002 to November 2002. Since 1988, he has been the Chief Executive Officer of Northern Equities, Inc., an investment and management firm. Mr. Bueschel is Chairman of the Board of Communications Management Systems, Inc., a telecommunications software company; and, a director of Iron Speed, Inc., a software tools company.

Alan S. Fisher	Age 44	Director since 1997

Mr. Fisher has been a director of the Company since July 1997 and its Vice Chairman since July 1998.  Mr. Fisher is presently Chairman of Iron Speed, Inc., a software tools company. From January 2001 to October 2001, he was a Managing Director of Outlook Ventures, LLC, a venture capital firm.  In January 2000, Mr. Fisher co-founded Wingspring, Inc., a venture capital firm, and was a general partner until January 2001.  In July 1994, he co-founded ONSALE, Inc. (now Amazon.com), a company engaged in online retail.  From July 1994 to December 1999, Mr. Fisher was the Vice President of Development & Operations, the Chief Technology Officer, and director of ONSALE, Inc.  Mr. Fisher was a co-founder and, from 1988 to July 1997, President and Chairman of Software Partners, Inc., a software development company and parent of Ambia Corporation.

Christine Hughes	Age 58	Director since 2000

Ms. Hughes has been a director of the Company since August 2000. Ms. Hughes is co-founder and Chief Executive Officer of greatdogbakery.com, an online retail and wholesale pet foods business. Ms. Hughes was previously co-founder and Chief Executive Officer of Achievement Plus, a private company focused on providing year-round tutoring to students in grades K-12. She also serves as a venture partner with Avansis Ventures, an early stage venture capital fund. From September 1999 through July 2001, she was the Chairman of Highway 1, a 501(c)(3) non-profit organization that educates the government on the potential of information technology. From 1996 to 1999, Ms. Hughes was the Senior Vice President of Marketing and Business Development for Secure Computing Corporation, a provider of e-commerce security solutions. Ms. Hughes currently serves as a board advisor for Whale Communications Ltd., a private security software company; director of Public Technology, Inc., whose mission is to bring the benefits of technology to state and local governments; and a member of Employer Support for Guard/Reserve in Washington, DC.

Robert M. Leopold	Age 79	Director since 1992

Mr. Leopold has been a director of the Company since 1992. Since 1977, Mr. Leopold has been President of Huguenot Associates, Inc., a financial and business consulting firm. Currently, he is a director of Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company, Inc. Mr. Leopold has been a Managing Director of Certus Partners, Inc., a management consulting company, since 1999.

Edwin A. Miller	Age 35	Director since 2002

Mr. Miller has been the President, Chief Executive Officer, and a director of the Company since November 2002. From 2000 to 2002, Mr. Miller was the President and Chief Executive Officer of Ikimbo, Inc., a B2B enterprise software company. From 1999 to 2000, he was President and Chief Operating Officer of XML Solutions, an enterprise software and services company. From 1996 to 1999, as a Co-Founder and Vice President of Conducent Technologies, Inc., an enterprise software company, he held various positions in technology, finance and accounting, and sales and marketing. From 1993 to 1996, Mr. Miller served in various roles in sales, marketing, international M&A, and technology with PSINet, an Internet service provider.

Isaac M. Pollak	Age 54	Director since 1993

Mr. Pollak has been a director of the Company since 1993. Since 1980, Mr. Pollak has been President and Chief Executive Officer of LGP Ltd., a developer and marketer of promotional items.

Kenneth R. Thornton	Age 63	Director since 2004

Mr. Thornton has been a director of the Company since July 2004. Mr. Thornton retired from IBM in 2001, where he led the government, education, healthcare and pharmaceutical business operations worldwide. Throughout his extensive career at IBM, Mr. Thornton served in numerous executive and senior management roles in sales, marketing and services operations. He was a member of IBM’s Worldwide Management Council, Corporate Technology Council, and the Next Generation Internet Council. Mr. Thornton was a founding board member of the IBM services subsidiary, Integrated Systems Solutions Corporation (now IBM Global Services). Mr. Thornton currently serves on numerous corporate and community organization boards, including CyberSource Corporation, First Genetic Trust Corporation, and Cogent Systems Corporation. He also serves on the Advisory Board of the U.S. Postal Service and Cross Match Technologies. Past board roles include Chairman — Community Foundation for the National Capital Region, Federal City Council, Virginia Chamber of Commerce, Wolftrap Foundation, and the Greater Washington Board of Trade.

M. Dendy Young	Age 57	Director since 2004

Mr. Young has been a director of the Company since July 2004. Since 1996, Mr. Young has served as Chief Executive Officer of GTSI, and since 1999 as Chairman of the Board. Prior to GTSI, Mr. Young served as Chief Executive Officer of Falcon Microsystems, Inc., the second of two companies he founded and sold between 1982 and 1994. He serves on VARBusiness magazine’s advisory board, is Vice Chairman of the Board of the Northern Virginia Technology Council and serves on the Board of Directors, class of 2001 of AFCEA, the Armed Forces Communications and Electronics Association. He is a member of the Government Information Technology Executive Council (GITEC) Executive Advisory Committee (EAC) and an active member of the Industry Advisory Council (IAC). Mr. Young was only one of two-dozen private sector leaders to serve on former Virginia Governor Gilmore’s Commission on Information Technology. Included among Young’s awards and recognition are the Lifetime Achievement Award from VARBusiness magazine and the Federal CIO Council’s Azimuth award for 2000 which is bestowed upon one industry leader each year. He was named three times to the “Fed 100,” a prestigious group nominated by their peers for outstanding contributions to government and industry and won the coveted Eagle Award given to one industry leader each year.

Audit Committee

The Board of Directors is responsible for the overall affairs of the Company and held XX meetings either in person or by telephone during the year ended December 31, 2004. To assist in carrying out this responsibility, the Board has delegated certain authority to certain committees.

The Board’s Audit Committee, which consists of Messrs. Leopold, Fisher and Young, is responsible for overseeing the accounting and financial reporting processes of the Company, the appointment and oversight of the Company’s independent auditor, consulting with the independent auditor regarding the adequacy of internal accounting controls and reviewing the scope of the audit and results of the audit examination. The Board of Directors has determined that Mr. Leopold qualifies as an “audit committee financial expert” within the meaning of rules of the Securities and Exchange Commission.

Each of the members of the Audit Committee is “independent” within the meaning of rules of the Nasdaq Stock Market.

Policy Regarding Director Nominating Process

In March 2004, the Nominating Committee of the Board of Directors was renamed the “Nominating and Corporate Governance Committee.” The Nominating and Corporate Governance Committee’s responsibilities were expanded to respond to the recent amendments to the corporate governance listing standards of the Nasdaq Stock Market to which the Company is not legally subject but with which the Board desires to voluntarily and substantially comply. The Committee adopted a policy pursuant to which a shareholder who has owned at least 5% of the Company’s outstanding shares of common stock for at least two years may recommend a director candidate that the Committee will consider when there is a vacancy on the board either as a result of a director resignation or an increase in the size of the board. Such recommendation must be made in writing addressed to the Chairperson of the Nominating and Corporate Governance Committee at the Company’s principal executive offices and must be received by the Chairperson at least 120 days prior to the anniversary date of the release of the prior year’s proxy statement. Although the Committee has not formulated any specific minimum qualifications that must be met by a nominee that the Committee recommends to the board, the factors it will take into account, which are set forth in the Committee’s Charter, will include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. There will be no differences between the manner in which the Committee evaluates a nominee recommended by a shareholder and the manner in which the Committee evaluates nominees recommended by other persons.

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and ExchangeCommission. A Statement of Changes of Beneficial Ownership of Securities on Form 4 is required to be filed by the second business day following the date on which a change in a reporting person’s beneficial ownership of securities occurred. An Annual Statement of Changes in Beneficial Ownership on Form 5 may be required to be filed by February 15th of each year to report certain specified transactions.

Based on its review of the reports filed under Section 16(a) of the Exchange Act, the Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2004 were timely filed except reports relating to: (i) options to purchase shares of common stock granted on October 11, 2004 to each of Richard T. Bueschel, Alan S. Fisher, Christine Hughes, Robert M. Leopold, Isaac M. Pollak, M. Dendy Young, and Kenneth R. Thornton, each of whom are directors of the Company, which should have been reported by October 16, 2004, were reported on March 5, 2005; (ii) the exercise of a stock option on October 29, 2004 by Robert M. Leopold, a director, which should have been reported by November 2, 2004, was reported on December 15, 2004; and (iii) an option to purchase shares of common stock granted on November 15, 2004 to Edwin A. Miller, an executive officer, which should have been reported by November 17, 2004, was reported on December 30, 2004.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

In March 2004, the Board of Directors voluntarily adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics for Directors, Officers and Employees pursuant to rules of the Securities and Exchange Commission and in substantial compliance with recently amended Nasdaq Stock Market corporate governance listing standards. Copies of these documents are set forth on Company’s website www.infodata.com.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth the annual base salary, annual bonus (including cash and stock) and long-term compensation earned by our Chief Executive Officer and the other four highest paid executive officers who were employed at December 31, 2004, for services rendered during each of the last three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	Long-Term Incentive Plan Payouts ($)	All Other Compensation ($)(11)
Edwin A. Miller(1)	2004	$225,079	$78,445(2)	$6,000(3)	--	100,000	--	$6,500
President and Chief Executive	2003	$184,122	$25,158	$1,000	--	100,000	--	$5,247
Officer	2002	$13,700	--	--	$16,500	150,000	--	--
Troy W. Hartless(4)	2004	$174,453	$37,465(5)	$4,500(6)	--	15,000	--	$ 200
Senior Vice President & Chief	2003	$155,090	$22,664	--	--	80,000	--	$4,600
Operating Officer	2002	--	--	--	--	--	--	--
Bruce A. Morton(7)	2004	$155,833	$19,965	--	--	15,000	--	--
Vice President, Professional	2003	$43,857	--	--	--	2,000	--	$2,571
Services	2002	--	--	--	--	--	--	--
Norman F. Welsch(8)	2004	$147,832	$18,203)9)	--	--	15,000	--	$4,981
Chief Financial Officer and	2003	$116,626	$ 8,839	--	$6,125	80,000	--	$3,086
Corporate Secretary	2002	--	--	--	--	--	--	--

Robert O. McClure(10)	2004	$135,834	$26,749	--	--	15,000	--	$4,735
Vice President, Corporate	2003	$35,887	$ 5,000	--	--	35,000	--	--
Services	2002	--	--	--	--	--	--	--

(1)	The employment of Edwin A. Miller commenced on November 15, 2002.

(2)	Includes $35,000 earned in 2003 and paid in 2004.

(3)	Consists of a monthly automobile allowance of $500, effective November 2003.

(4)	The employment of Mr. Hartless commenced on December 30, 2002.

(5)	Includes $17,500 earned in 2003 and paid in 2004.

(6)	Consists of a monthly automobile allowance of $450, effective March 2004.

(7)	The employment of Mr. Morton commenced on September 1, 2003.

(8)	The employment of Mr. Welsch commenced on January 27, 2003.

(9)	Includes $10,000 earned in 2003 and paid in 2004.

(10)	The employment of Mr. McClure commenced on September 8, 2003.

(11)	Consists of Company contributions to the Infodata Systems Inc. 401(k) Retirement Plan on behalf of the named officers.

Stock Options

The following table sets forth certain information regarding the grant of options to purchase the Company’s Common Stock during 2004.

OPTION GRANTS IN 2004
Individual Grants

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted To Employees During Year	Exercise Price ($/SH)	Expiration Date
Edwin A. Miller	100,000(1)	18.5%	$1.725	11/15/2014
Troy W. Hartless	5,000(2)	0.9%	$1.775	4/1/2014
	5,000(3)	0.9%	$1.65	7/1/2014
	5,000(4)	0.9%	$1.55	10/1/2014
Bruce A. Morton	5,000(2)	0.9%	$1.775	4/1/2014
	5,000(3)	0.9%	$1.65	7/1/2014
	5,000(4)		$1.55	10/1/2014
Norman F. Welsch	5,000(2)	0.9%	$1.775	4/1/2014
	5,000(3)	0.9%	$1.65	7/1/2014
	5,000(4)	0.9%	$1.55	10/1/2014
Robert O. McClure	5,000(2)	0.9%	$1.775	4/1/2014
	5,000(3)	0.9%	$ 1.65	7/1/2014
	5,000(4)	0.9%	$1.55	10/1/2014

(1)	Exercisable as follows: 25.0% on and after November 15, 2004 and 25.0% annually thereafter.

(2)	Exercisable as follows: 12.5% on and after October 1, 2004 and 6.25% quarterly thereafter.

(3)	Exercisable as follows: 12.5% on and after January 1, 2005 and 6.25% quarterly thereafter.

(4)	Exercisable as follows: 12.5% on and after April 1, 2005 and 6.25% quarterly thereafter.

The following table sets forth the number and value of unexercised options to purchase the Company’s Common Stock with respect to the named executive officers during 2004. No options were exercised by such persons during 2004.

AGGREGATE OPTION EXERCISES IN 2004 AND
DECEMBER 31, 2004 OPTION VALUES

			Number of Securities Underlying Unexercised Options at 12/31/04(#)	Value of Unexercised In-the-Money Options at 12/31/04 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Edwin A. Miller	--	--	187,500/162,500	$440,625/$381,875
Troy W. Hartless	--	--	30,625/64,375	$71,969/$151,281
Bruce A. Morton	--	--	16,250/48,750	$38,188/$114,563
Norman F. Welsch	--	--	30,625/64,375	$71,969/$151,281
Robert O. McClure	--	--	16,250/48,750	$38,188/$114,563

(1)	The closing market price of the Company’s Common Stock on December 30, 2004, was $2.35.

Employment Agreement

On November 19, 2002, Edwin A. Miller joined the Company as President and Chief Executive Officer, and was subsequently elected a Director. Pursuant to the terms of his employment agreement dated as of November 15, 2002, and amended on December 23, 2004, Mr. Miller’s annual salary was increased to $275,000 retroactively as of November 15, 2004, and he was granted an additional incentive stock option to purchase 100,000 shares of common stock, which vest over a three-year period. In addition to an annual base salary, Mr. Miller receives a cash incentive bonus targeted to be $120,000 if the Company achieves certain performance criteria as approved by the Board of Directors, and additional cash incentive bonus if various merger or acquisition targets are achieved. The amended employment agreement provides that in the event Mr. Miller is terminated without cause, he is to receive a maximum lump-sum severance payment of six months of salary, and provides for the payment of twelve months of salary in the event of a Change in Control of the Company.

Change in Control Agreements

Effective August, 11, 2004, the Board of Directors, acting upon the recommendation of the Compensation Committee, approved Change In Control Agreements (the “Agreements”) for officers of the Company. These Agreements provide that if, within six months prior to or eighteen months following a Change In Control, such officer (a) is terminated as an employee of the Company other than for cause (as defined in the Agreements), or (b) resigns due to either a reduction in compensation, a substantial diminishment of responsibilities, or a Company requirement to relocate, then the officer will receive equal monthly payments of six months (except our President and CEO, Edwin Miller, who will receive twelve months) of salary plus a pro-rated portion of annual targeted incentive not previously paid, and immediate vesting of any unvested stock options and unvested Company 401(k) matching contribution held by the officer.  The Agreements define a Change In Control as  (a) any person or entity, acting alone or acting together as a group with any other persons or entities, (other than the Executive or a group including the Executive), either (A) acquires thirty percent (30%) or more of the combined voting power of the outstanding securities of the Company having the right to vote in elections of directors and such acquisition shall not have been approved within sixty (60) days following such acquisition by a majority of the Continuing Directors (as defined in the Agreements) then in office or (B) acquires fifty percent (50%) or more of the combined voting power of the outstanding securities of the Company having a right to vote in elections of directors; or (b) Continuing Directors shall for any reason cease to constitute a majority of the Board of Directors of the Company; or (c) all or substantially all of the business and/or assets of the Company are disposed of by the Company to a party or parties other than a subsidiary or other affiliate of the Company, pursuant to a partial or complete liquidation of the Company, sale of assets (including stock of a subsidiary of the Company) or otherwise; or (d) the Company consolidates with, or merges with or into, any other person or entity (other than a wholly owned subsidiary of the Company), or any other person or entity consolidates with, or merges with or into, the Company, and, in connection therewith, all or part of the outstanding voting securities of the Company shall be changed in any way or converted into or exchanged for stock or other securities or cash or any other property.

Director Compensation

During the quarter ended March 31, 2004, non-employee directors received quarterly non-qualified stock option grants to purchase a predetermined number of shares of Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of issuance with full vesting upon date of grant. Messrs. Bueschel and Leopold each received quarterly grants to purchase 7,000 shares, and all other non-employee directors each received quarterly grants to purchase 5,000 shares. At the May 2004 meeting, the Board of Directors approved a recommendation by the Compensation Committee to revise director compensation. Effective April 1, 2004, the compensation for non-employee directors was revised so that each director shall annually receive compensation of $15,000, the Chairman of the Board will receive $20,000, the Chairman of the Audit Committee will receive $19,000, and all other committee chairpersons will receive $18,500, provided that each director must elect to take at least 50% of his or her respective annual compensation in non-qualified stock options to purchase a number of shares of Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of issuance and with full vesting upon date of grant. Further, the compensation will be paid or issued quarterly as soon as possible after the last business day of each calendar quarter, beginning with the quarter ended June 30, 2004. In addition, each new director will receive a grant of 10,000 shares of restricted stock.

During 2004, the Company paid fees to directors as follows: $6,500 to Richard T. Bueschel in his capacity as Chairman of the Board of Directors; $7,250 to Robert M. Leopold in his capacity as Chairman of the Audit Committee; $4,625 to Alan S. Fisher in his capacity as Chairman of the Nominating and Corporate Governance Committee; $4,625 to Christine Hughes in her capacity as Chairman of the Compensation Committee. Messrs. Pollack and Pryor each received $3,750, and Messrs. Thornton and Young each received $1,875, respectively, in their capacity as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as to each person known to be a beneficial owner of more than five percent of the Common Stock of the Company as of March 21, 2005. Each beneficial owner has sole voting and investment power with respect to such shares, unless otherwise specified below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Richard T. Bueschel	290,424(2)	5.49%
Northern Equities, Inc.
42 Riverside Drive
Lebanon, NH 03766
Alan S. Fisher	568,820(3)	10.74%
8 Deer Oaks Drive
Pleasanton, CA 94588
Isaac M. Pollak	275,701(4)	5.21%
1175 Park Avenue, Apt.C-6
New York, NY 10128

(1)	The above table does not include Bruce H. Paul, a private investor who filed a 13-G on January 12, 2004, indicating the aggregate beneficial ownership of 251,500 shares, which on that date was approximately 5.0% of the outstanding shares of the Company.

(2)	Includes 159,507 shares subject to presently exercisable stock options.

(3)	Includes 429,075 shares owned by The Fisher Trust for which Mr. Fisher has sole voting and investment power. Includes 139,745 shares subject to presently exercisable stock options.

(4)	Includes 114,058 shares subject to presently exercisable stock options.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s shares of Common Stock owned on March 21, 2005 by each of the Company’s directors, each of the above named executive officers, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to such securities, unless otherwise specified below.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Richard T. Bueschel	290,424(2)	5.49%
Edwin A. Miller	289,700(3)	3.97%
Alan S. Fisher	568,820(4)	10.74%
Christine Hughes	121,178(5)	2.29%
Robert M. Leopold	247,730(6)	4.68%
Isaac M. Pollak	275,701(7)	5.21%
M. Dendy Young	25,248(8)	0.48%
Kenneth R. Thornton	20,048(8)	0.38%
Troy W. Hartless	47,487(9)	0.90%
Bruce A. Morton	34,103(10)	0.64%
Robert. O. McClure	34,103(10)	0.61%
Norman F. Welsch	75,324(9)	1.42%
All directors and executive
officers as a group (13 persons)	2,051,342(11)	38.75%

(1)	The business address of each of the individuals listed in the table is 13454 Sunrise Valley Drive, Herndon, Virginia 20171.
(2)	Includes 159,507 shares subject to presently exercisable stock options.
(3)	Includes 187,500 shares subject to presently exercisable stock options or stock options exercisable within 60 days.
(4)	Includes 429,075 shares owned by The Fisher Trust for which Mr. Fisher has sole voting and investment power. Includes 139,745 shares subject to presently exercisable stock options.
(5)	Includes 113,478 shares subject to presently exercisable stock options.
(6)	Includes 104,206 shares subject to presently exercisable stock options.
(7)	Includes 114,058 shares subject to presently exercisable stock options.
(8)	Includes 10,048 shares subject to presently exercisable stock options.
(9)	Includes 42,813 shares subject to presently exercisable stock options.
(10)	Includes 21,563 shares subject to presently exercisable stock options.
(11)	Includes 987,343 shares subject to presently exercisable stock options or stock options exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibits required by this Item 13 are provided below.

Exhibit Number	Description

2.1	Plan and Agreement of Merger, dated as of March 10, 1995, by and between Infodata Systems Inc. and Virginia Infodata Systems Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

2.2	Asset Purchase Agreement and Plan of Reorganization, dated as of October 6, 1995, among the Company, Merex, Inc. and Richard M. Tworek, Mary Margaret Styer and Andrew M. Fregly (incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1995).

2.3	Agreement of Merger and Plan of Reorganization, dated as of July 22, 1997, by and among the Company, AMBIA Corporation, Alan Fisher and Razi Mohiuddin, Software Partners, Inc. and AMBIA Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 1997 and Form 8-K/A dated October 6, 1997).

3.1	Articles of Incorporation (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 10, 1995).

3.2	Articles of Amendment of Articles of Incorporation of the Company, dated as of August 12, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

3.3	By-Laws (incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 10, 1995).

4.1	Form of Underwriters' Purchase Option (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

10.1	Cross License Agreement, dated as of December 3, 1997, as amended, by and between the Company and Adobe Systems Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, dated as of June 13, 1995).

10.3	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 dated as of June 27, 1997).

10.4	Agreement and Plan of Merger, dated as of January 10, 2002, by and among the Company, Science Applications International Corporation and Info Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, dated January 10, 2002).

10.5	Letter Employment Agreement, dated as of November 15, 2002, between the Company and Edwin A. Miller (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.6	Assignment and Transfer of Receivables Agreement, dated as of June 2, 2002, between the Company and Commerce Funding Corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.7	1997 Employee Stock Purchase Plan, as amended, dated December 10, 2003 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.8	Office Building Lease, dated as of November 1, 2003, between the Company and COPT Sunrise, LLC for One Dulles Technology Center (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.9	Assignment and Transfer of Receivables Agreement, dated as of July 30, 2003, between the Company and Commerce Funding Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.10	Amendment No. 1, dated as of November 15, 2003, to the Employment Agreement between the Company and Edwin A. Miller (filed herewith).

10.11	Form of Change in Control Agreement between the Company and each of its executive officers (filed herewith).

10.12	Amendment No. 2, dated as of November 15, 2004, to the Employment Agreement between the Company and Edwin A. Miller (filed herewith).

10.13	Form of Indemnity Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2005 and filed on February 8, 2005).

10.14	Form of Executive Incentive Plan between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2005 and filed on March 8, 2005).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

23.1	Consent of the Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer and Corporate Secretary Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On March 21, 2005, the Company filed a Form 8-K indicating under Item 4.02 that the Audit Committee of the Board of Directors concluded on March 17, 2005 that the previously issued interim financial statements of the Company for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, as set forth in Quarterly Reports on Forms 10-QSB for such quarters, should no longer be relied on because of an inadvertent bookkeeping error in which an aggregate of $94,000 of revenue was counted twice on two government contracts. The duplicate revenue resulted in an erroneous $94,000 overstatement of revenue, gross profit and net income for the quarter ended March 31, 2004.

The error was identified by management in connection with the preparation of the Company’s financial statements for the year ended December 31, 2004. The matter was brought to the attention of the Company’s senior executive management by the Company’s Controller on or about March 11, 2005, and the Audit Committee of the Company’s Board of Directors and Grant Thornton LLP, the Company’s independent auditor, were advised of the matter promptly thereafter. Although the previously reported statements of operations for the three month periods ended June 30, 2004 and September 30, 2004 are unaffected by the error, the reported statement of operations for the cumulative six-month and nine-month periods ended June 30, 2004 and September 30, 2004, respectively, were similarly overstated by the $94,000 amount. In addition, the Company’s previously reported accounts receivable and shareholders’ equity at March 31, 2004, June 30, 2004 and September 30, 2004 were each overstated by such $94,000 amount.

On March 21, 2005, the Company filed a Form 8-K indicating under Item 5.02 that on March 16, 2005, Laura L. Sullivan provided written notice to the Company of her resignation as Controller and principal accounting officer of the Company. The Company and Ms. Sullivan expect that she will continue to be employed in the Accounting Department of the Company until a new Controller is employed, at which time she will move into a new financial role in support of general corporate operations. On March 8, 2005, the Company filed a Form 8-K indicating under Item 1.01 that on February 4, 2005, the Board of Directors approved the criteria for the Executive Incentive Plan for 2005.

On March 8, 2005, the Company filed a Form 8-K indicating under Item 1.01 that on February 4, 2005, the Board of Directors approved the criteria for the Executive Incentive Plan for 2005.

On March 3, 2005, the Company filed a Form 8-K indicating under Item 5.02 that on March 1, 2005, Millard Pryor, Jr., a director of the Company, died after a period of illness.

On February 8, 2005, the Company filed a Form 8-K indicating under Item 1.01 that on February 4, 2005, the board of directors of the Company approved entering into indemnity agreements with those current directors and executive officers that had not previously entered into such arrangements.

On December 30, 2004, the Company filed a Form 8-K indicating under Item 1.01 that on December 23, 2004, the Company entered into an amended employment agreement with Edwin A. Miller, its President and Chief Executive Officer.

On November 19, 2004, the Company filed a Form 8-K indicating under Item 5.02 that effective on November 15, 2004, the Company appointed Mr. Troy W. Hartless as its Senior Vice President and Chief Operating Officer, responsible for Sales, Consulting, Marketing, Product Management and Customer Support for all divisions of the Company.

On November 16, 2004 the Company filed a Form 8-K indicating under Item 2.02 that it had issued a press release on November 15, 2004, which announced its third quarter 2004 financial results, and provided notice that the Company had scheduled a conference call and Web cast for November 17, 2004, to discuss the Company’s financial results.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Grant Thornton LLP for each of the last two fiscal years for professional services rendered in connection with the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-QSB were approximately $84,000 in 2004, and $78,000 in 2003, respectively.

Audit-Related Fees

The aggregate fees billed by Grant Thornton LLP for each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements other than those reported in the foregoing “Audit Fees” subsection were $2,700 in 2004, and $5,667 in 2003. Such fees related to participation in Audit Committee meetings.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for each of the last two fiscal years for professional services rendered to the Company for tax compliance, tax advice and tax planning were $0 in 2004, and $16,200 in 2003. In 2003, the fees related to the preparation of federal and state income tax returns for 2002.

All Other Fees

The aggregate fees billed by Grant Thornton LLP for each of the last two fiscal years for products and services other than those reported in the foregoing subsections were $0 in 2004, and $0 in 2003.

Audit Committee Policies and Procedures For Pre-Approval of Independent Auditor Services

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

For audit services, the independent auditor will provide the Committee with an engagement letter during October-December of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year. If agreed to by the Committee, the engagement letter will be formally accepted by the Committee at an Audit Committee meeting held as soon as practicably possible following receipt of the engagement letter. The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

For non-audit services, company management may submit to the Committee for approval the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. The list of services must be detailed as to the particular service and may not call for broad categorical approvals. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year may be provided. The Committee will consider for approval both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to its Chair the authority to amend or modify the list of approved permissible non-audit services and fees. The Chair will report any action taken pursuant to this delegation to the Committee at its next meeting.

All audit and non-audit services provided to the Company are required to be pre-approved by the Committee. The Chief Financial Officer of the Company will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2005

INFODATA SYSTEMS INC.
BY: /s/ Edwin A. Miller
Edwin A. Miller
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard T. Bueschel	Chairman of the Board	March 31, 2005
Richard T. Bueschel
	Director	March 31, 2005
Alan S. Fisher
/s/ Christine Hughes	Director	March 31, 2005
Christine Hughes
/s/ Robert M. Leopold	Director	March 31, 2005
Robert M. Leopold
/s/ Edwin A. Miller	President, Chief Executive Officer, and	March 31, 2005
Edwin A. Miller	Director (Principal Executive Officer)
/s/ Isaac M. Pollak	Director	March 31, 2005
Isaac M. Pollak
/s/ Kenneth R. Thornton	Director	March 31, 2005
Kenneth R. Thornton
/s/ M. Dendy Young	Director	March 31, 2005
M. Dendy Young
/s/ Norman F. Welsch	Chief Financial Officer and Corporate	March 31, 2005
Norman F. Welsch	Secretary (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors
Infodata Systems Inc.

We have audited the accompanying consolidated balance sheets of Infodata Systems Inc. and Subsidiaries (the Company), as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Vienna, Virginia
March 22, 2005

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003
Revenue	$9,653	$8,408
Cost of revenue	5,552	4,421

Gross profit	4,101	3,987

Operating expenses:
Selling, general and administrative	3,355	2,781
Research and development	403	747

	3,758	3,528

Operating profit	343	459
Interest income	13	13
Interest expense	(1)	(1)

Income before income taxes	$355	$471
Income tax (benefit)	(747)	--

Net income	$1,102	$471

Net income per share - basic	$.22	$.09

Net income per share - diluted	$.19	$.09

Weighted average shares outstanding - basic	5,123	5,022

Weighted average shares outstanding - diluted	5,946	5,487

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$1,890	$1,422
Certificates of deposit	--	103
Accounts receivable, net of allowance of $26 in 2004
and $37 in 2003	2,010	2,129
Prepaid expenses and other current assets	72	78
Deferred tax asset	230	--
Capitalized software development costs, net of amortization
of $2 in 2004	66	--

Total current assets	4,268	3,732

Property and equipment, net	277	228
Deferred tax asset	517	--

Total assets	$5,062	$3,960

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Continued)
(In thousands, except share and per share data)

	December 31,
Liabilities and Shareholders' Equity	2004	2003
Current liabilities:
Accounts payable	$258	$190
Accrued expenses	634	803
Other current liabilities	29	34
Deferred rent	59	36
Deferred revenue	415	750
Billings in excess of revenue recognized	95	--

Total current liabilities	1,490	1,813

Commitments and contingencies	--	--
Shareholders' equity:
Preferred stock, $1.00 par value, 340,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.03 par value, 12,000,000 shares
authorized; 5,255,847 and 5,032,386 shares issued and
outstanding in 2004 and 2003, respectively	155	149
Additional paid-in capital	20,573	20,256
Accumulated deficit	(17,156)	(18,258)

Total shareholders' equity	3,572	2,147

Total liabilities and shareholders' equity	$5,062	$3,960

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2002	4,986,572	$148	$20,243	$(18,729)	$1,662
Exercise of Stock Options	33,314	1	2	--	3
Issuance of Common Stock	12,500	--	6	--	6
Options granted to Advisory Board
as compensation for services	--	--	5	--	5
Net income	--	--	--	471	471

Balance at December 31, 2003	5,032,386	$149	$20,256	$(18,258)	$2,147
Employee Stock Purchase Plan	106,661	3	128	--	131
Common Stock Subscribed	--	--	46	--	46
Exercise of Stock Options &
Warrants	96,800	2	68	--	70
Issuance of Common Stock	20,000	1	32	--	33
Options granted to Advisory Board
as compensation for services	--	--	43	--	43
Net income	--	--	--	1,102	1,102

Balance at December 31, 2004	5,255,847	$155	$20,573	$(17,156)	$3,572

The accompanying notes are an integral part of these consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,102	$471
Adjustments to reconcile net income to cash provided by
operating activities:
Deferred income tax benefit	(747)	--
Stock based compensation expense	76	11
Depreciation and amortization	92	80
Loss on disposal of equipment	--	4
Changes in operating assets and liabilities:
Accounts receivable, net	119	(323)
Prepaid expenses and other current assets	6	6
Accounts payable	68	99
Accrued expenses	(169)	(3)
Other current liabilities	22	34
Deferred rent	23	36
Deferred revenue	(335)	(3)
Billings in excess of revenue	95	--

Net cash provided by operating activities	352	412

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(168)	(233)
Capitalized software, net	(66)	--
Proceeds from maturity of short-term investments	103	(3)

Net cash used in investing activities	(131)	(236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under short-term debt	--	(55)
Common Stock Subscribed	46	--
Issuance of common stock	201	3

Net cash provided by (used in) financing activities	247	(52)

Net increase in cash and cash equivalents	468	124
Cash and cash equivalents at beginning of period	1,422	1,298

Cash and cash equivalents at end of period	$1,890	$1,422

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of Significant Accounting Policies

Nature of Business

The Company, a Virginia corporation, is a global provider of open, enterprise-class content management solutions. The Company designs, develops and implements solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with consistent compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Around the full lifecycle of content, the Company markets and delivers pointed solutions, which include its proprietary products as well as domain expertise in many third-party technologies. The solution offerings are services, proprietary products and third party products. Services revenues are derived from specific vertical market solutions by delivering a software services layer that enhances the capabilities of content management systems. License revenues are derived from the licensing of proprietary software products and their associated maintenance and support. Third party revenues include software licenses and hardware with some related services.

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

Revenue Recognition

The Company recognizes revenue from consulting and professional services contracts on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts is recognized as costs are incurred and proportionate fee earned. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract. Revenues from systems integration, consulting and training are recognized when the services are performed and collectibility is deemed probable. Revenue is recognized from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, as amended. Revenue from license arrangements is recognized upon contract execution provided all shipment obligations have been met, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

Revenue from government customers represented 74.2% of revenue in 2004 and 66.9% in 2003. Prime contracts with one U.S. Government intelligence customer accounted for approximately $2,253,000, or 23.3%, of the Company’s 2004 revenues, and approximately $2,734,000, or 32.5%, of the Company’s 2003 revenues. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under theses subcontracts accounted for approximately $2,336,000, or 24.2%, of the Company’s 2004 revenues, and approximately $1,208,000, or 14.4%, of the Company’s 2003 revenues. Revenues under one subcontract accounted for approximately $1,169,000, or 12.1% of the Company’s 2004 revenues, and approximately $594,000, or 7.1%, of the Company’s 2003 revenues.

A prime contract with the American Red Cross accounted for approximately $1,606,000, or 16.6% of the Company’s 2004 revenues, and approximately $70,000, or 0.8% of the Company’s 2003 revenues.

A prime contract with the Federal Deposit Insurance Corporation (the “FDIC Contract”) accounted for approximately $308,000, or 3.2%, of the Company’s 2004 revenues, and approximately $1,227,000, or 14.6%, of the Company’s 2003 revenues. On January 8, 2004, the Company was notified by the customer to stop work on its FDIC Corporate Document Management Imaging (“CDMI”) task due to FDIC program budget constraints. The CDMI task accounted for approximately $16,000, or 0.2%, of the Company’s 2004 revenues, and approximately $973,000, or 11.6%, or the Company’s 2003 revenues. During 2004 and 2003, the CDMI task was marginally profitable

Stock Compensation

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

The following table presents pro forma net income per share amounts as if the fair value method had been applied to employee stock options granted:

	2004	2003
Net income as reported	$1,102,000	$471,000
Pro forma compensation expense	(294,000)	(82,000)

Pro forma net income	$808,000	$389,000

Net income per share:

	2004	2003
Basic, as reported	$.22	$.09
Diluted, as reported	$.19	$.09
Basic, pro forma	$.16	$.08
Diluted, pro forma	$.14	$.07

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

Certificates of Deposit

In addition to cash equivalents, the Company periodically invests in certificates of deposit maturing within one year. A certificate of deposit bearing interest of 2.21% matured during the quarter ended December 31, 2004.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest totaled approximately $1,000 in each of the years ended December 31, 2004 and 2003.

Property and Equipment

Property and equipment is depreciated using the straight-line method. Depreciation on equipment and furniture is computed using the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Accelerated methods are used for tax purposes.

Software Development Costs

The Company capitalized development costs of approximately $68,000 for the quarter and year ended December 31, 2004. Development costs relating to new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which additional costs are capitalized until general release of the product, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalized development costs of approximately $68,000 for the quarter and year ended December 31, 2004, which are being amortized over a one-year period. There were no software development costs capitalized for the year ended December 31, 2003, as the costs incurred between technological feasibility and general availability were not significant.

The Company evaluates the recoverability of capitalized software development costs based on either the estimated future life or the estimated future license revenues of the product. If the product life or expected gross revenues were to be materially less than our estimates, the Company would be required to adjust the carrying value of the asset to its net realizable value.

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

During the year ended December 31, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in the comparable period last year. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000, which resulted in an increase in net income of approximately $747,000, for the year ended December 31, 2004. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit.

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

The following table reconciles the basic and fully diluted shares used to compute earnings per share data (in thousands):

	Year Ended December 31,
	2004	2003
Denominator for basic earnings per share, weighted average shares	5,123	5,022
Employee stock options	822	465

Denominator for diluted earnings per share, weighted average shares	5,945	5,487

Research and Development

Research and development costs relating to new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which additional costs are capitalized until general release of the product, pursuant to the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Significant Customers

The Company’s largest customer is the federal government. Therefore, the Company has a concentration of credit risk associated with its accounts receivable, however, the Company does not believe there is any likelihood of a loss arising from such concentration. In addition, the Company performs ongoing credit evaluations on its commercial customers.

Sales to U.S. government agencies totaled approximately $7,165,000 and $5,629,000 in 2004 and 2003, respectively. As of December 31, 2004 and 2003, billed accounts receivable due from U.S. government agencies were approximately $859,000 and $790,000, respectively.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable. The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments.

Segment Reporting

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 replaces the “industry segment” approach with the “management” approach to reporting financial information about an enterprise’s operating segments. Operating segments are defined as components of an enterprise, about which separate discrete financial information is evaluated frequently by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is managed along three business segments, the Commercial, Government, and Intelligence business units.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement (Statement 123 (R)). Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

NOTE 2. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2004	2003
U.S. government:
Amounts billed	$859,000	$790,000
Recoverable costs and accrued profit
on progress completed but not billed	730,000	598,000

	1,589,000	1,388,000

Commercial customers:
Amounts billed	367,000	552,000
Recoverable costs and accrued profit
on progress completed but not billed	80,000	226,000

	446,000	778,000

Less allowance for doubtful accounts	(26,000)	(37,000)

Total	$2,010,000	$2,129,000

NOTE 3. Property and Equipment

Property and equipment consists of:

	Estimated Useful Life	December 31,
	In Years	2004	2003
Furniture and fixtures	7	$94,000	$70,000
Computer equipment/software	3	717,000	602,000
Leasehold improvements	3 - 5	20,000	15,000

Total		831,000	687,000
Less: Accumulated depreciation		(554,000)	(459,000)

		$277,000	$228,000

Depreciation and amortization expense for the years ended December 31, 2004 and 2003, totaled approximately $92,000 and $80,000, respectively.

NOTE 4. Income Taxes

At December 31, 2004, the Company had approximately $12,494,000 in net operating loss carryforwards for income tax reporting purposes, which expire in varying years beginning 2012 through 2024. In addition, at December 31, 2004, the Company had approximately $157,000 in general business tax credit carryforwards that begin to expire in 2017.

The actual income tax expense (benefit) attributable to pretax income for the years ended December 31, 2004, and December 31, 2003, respectively, differed from the amounts computed by applying the Federal and state statutory rate as a result of the following:

	2004	2003
Tax at statutory rate	$135,000	$180,000
Change in valuation allowance	(890,000)	(187,000)
Nondeductible amortization	--	--
Other	8,000	7,000

	($747,000)	$--

The significant components of net deferred tax assets are as follows as of December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$4,747,000	$4,738,000
General business tax credit and research and
development tax credits carryforward	157,000	157,000
Other	287,000	439,000
Valuation allowance	(4,444,000)	(5,334,000)

Net deferred tax asset	$747,000	$--

Under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the tax effect of the net operating loss and general business tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset. During the year ended December 31, 2004, the Company recorded an income tax benefit of approximately $747,000. No provision or benefit was recorded in the comparable period last year. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000, which resulted in an increase in net income of approximately $747,000, for the year ended December 31, 2004. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit.

NOTE 5. Line of Credit

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

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of December 31, 2004, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

NOTE 6. Stock Options and Warrants

In April 1995, the Company’s shareholders approved the adoption of the 1995 Stock Option Plan (the “1995 Plan”), which (i) consolidated the Company’s 1991 Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan and (ii) provided for the automatic grant of stock options to the members of the Compensation Committee of the Company’s Board of Directors. In 2001, the shareholders approved an automatic annual increase in shares reserved for the 1995 Plan of 2% of the total authorized shares of the company, effective the day after each annual shareholders meeting. As of December 31, 2004, a total of 2,741,113 shares of Common Stock have been authorized and reserved for issuance under the 1995 Plan at exercise prices which will not be less than 100% of the fair market value of the underlying shares on the date of grant of the option. Options vest over varying years of service. Vested options are exercisable until the earlier of ten years from the date of grant or three months after termination of employment for options granted under either the 1991 Incentive Stock Option Plan or the 1992 Non-Qualified Stock Option Plan. Options originally granted under the 1995 Plan are exercisable until the earlier of ten years from the date of grant or one month after termination of employment.

A summary of option activity under the 1995 Plan and the former AMBIA Equity Incentive Plan is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Outstanding at December 31, 2002	1,506,787	$0.120-$5.438	$1.283

Granted	721,698	$0.400-$0.990	$0.459
Exercised	(33,314)	$0.120-$0.140	$0.120
Expired/Canceled	(480,478)	$0.120-$5.438	$1.482

Outstanding at December 31, 2003	1,714,693	$0.120-$5.438	$1.011

Granted	625,467	$0.970-$2.000	$1.604
Exercised	(75,835)	$0.120-$1.690	$0.931
Expired/Canceled	(305,330)	$0.120-$5.438	$1.407

Outstanding at December 31, 2004	1,958,995	$0.120-$5.438	$1.141

Exercisable at December 31, 2004	1,157,792	$0.120-$5.438	$1.109

Outstanding and Exercisable by Price Range as of December 31, 2004

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price
$0.1200 $0.1650	357,462	7.73	$0.143	288,966	$0.142
$0.1700 $0.5750	246,998	7.87	$0.445	164,625	$0.432
$0.6300 $0.8200	285,998	7.82	$0.766	167,375	$0.763
$0.8300 $1.0050	164,700	8.83	$0.940	69,300	$0.933
$1.0150 $1.5000	234,446	8.05	$1.270	166,509	$1.218
$1.5200 $1.6500	215,699	9.28	$1.587	61,449	$1.617
$1.6600 $1.7250	171,900	7.52	$1.705	55,338	$1.685
$1.7300 $3.4690	247,292	6.65	$2.373	149,730	$2.620
$4.7500 $5.1250	26,000	5.13	$4.793	26,000	$4.793
$5.4375 $5.4375	8,500	5.05	$5.438	8,500	$5.438

	1,958,995	7.69	$1.141	1,157,792	$1.109

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

	2004	2003
Net income as reported	$1,102,000	$471,000
Pro forma compensation expense	(294,000)	(82,000)

Pro forma net income	$808,000	$389,000

Net income per share:

	2004	2003
Basic, as reported	$.22	$.09
Diluted, as reported	$.19	$.09
Basic, pro forma	$.16	$.08
Diluted, pro forma	$.14	$.07

The weighted average fair value of options granted in 2004 and 2003 was $1.17 and $0.46, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003: no dividend yield and expected life of three years, and expected volatility of 141% and 127% for 2004 and 2003, respectively. The risk-free interest rate for the years ended December 31, 2004 and 2003 was 3.43% and 2.97%, respectively.

From time to time, the Company may be required to grant stock options as partial or complete remuneration for services it receives. The value of such options is measured at the fair value of the options granted or service rendered, whichever is more readily available. The Company grants such options outside the scope of its formalized 1995 Plan. As of December 31, 2004 and 2003, fully vested options to purchase a total of 92,125 shares and 100,000 shares, respectively, at fair market value as of the date of grant had been granted outside the scope of the 1995 Plan and were outstanding.

In October 2003, the Company issued a press release announcing the formation of a Board of Advisors (the “Advisory Board”) and that four highly regarded executive leaders had accepted immediate positions. Each Advisory Board member has agreed to serve a two-year term. As an incentive to join the Advisory Board, each member was granted a non-qualified stock option to purchase 15,000 shares of the Company’s common stock with an exercise price equivalent to the fair market value at date of grant, and which vests ratably each quarter during the two-year term. In addition, as compensation for their services over the two-year term, each member is to receive a quarterly grant of a non-qualified stock option to purchase 2,000 shares of the Company’s common stock, with an exercise price equivalent to the fair market value at date of grant and which are fully vested at date of grant. As of December 31, 2004, a total of 103,000 non-qualified stock options having an estimated fair value of $0.58 per share have been granted to Advisory Board members. During the years ended December 31, 2004 and 2003, the Company recognized compensation expense of approximately $43,000 and $5,000, respectively, related to stock options granted to Advisory Board members.

In October 2000, the Company issued a fully vested non-forfeitable warrant to an investment banking firm with an estimated fair value of $55,000 to purchase 100,000 shares of Common Stock through October 2005 at an exercise price of $1.68 per share in exchange for certain investment banking services. On December 22, 2004, the investment banking firm executed a cashless exercise for 60,000 warrant shares, and on January 13, 2005, the firm executed a cashless exercise for the remaining 40,000 warrant shares. In connection with the cashless exercise of these warrants, the Company issued common stock in the amount of 20,965 and 15,853 shares, respectively.

NOTE 7. Commitments and Contingencies

Operating Lease

In August 2003, the Company relocated its headquarters and operations to approximately 14,000 square feet of office space at One Dulles Technology Center, 13454 Sunrise Valley Drive, Herndon, Virginia. Payments under the lease were approximately $240,000 in 2004, and are expected to be approximately $257,000 in 2005.

Rent expense charged to operations for the years ended December 31, 2004 and 2003, totaled approximately $263,000 and $360,000, respectively.

As of December 31, 2004, future minimum lease payments under the non-cancelable lease are approximately as follows:

2005	$257,000
2006	266,000
2007	275,000
2008	285,000
2009	169,000

$1,252,000

Employment Agreement

On November 19, 2002, Edwin A. Miller joined the Company as President and Chief Executive Officer, and was subsequently elected a Director. Pursuant to the terms of his employment agreement dated as of November 15, 2002, and amended on December 23, 2004, Mr. Miller’s annual salary was increased to $275,000 retroactively as of November 15, 2004, and he was granted an additional incentive stock option to purchase 100,000 shares of common stock, which vest over a three-year period. In addition to an annual base salary, Mr. Miller receives a cash incentive bonus targeted to be $120,000 if the Company achieves certain performance criteria as approved by the Board of Directors, and additional cash incentive bonus if various merger or acquisition targets are achieved. The amended employment agreement provides that in the event Mr. Miller is terminated without cause, he is to receive a maximum lump-sum severance payment of six months of salary, and provides for the payment of twelve months of salary in the event of a Change in Control of the Company.

Change in Control Agreements

Effective August, 11, 2004, the Board of Directors, acting upon the recommendation of the Compensation Committee, approved Change In Control Agreements (the “Agreements”) for officers of the Company. These Agreements provide that if, within six months prior to or eighteen months following a Change In Control, such officer (a) is terminated as an employee of the Company other than for cause (as defined in the Agreements), or (b) resigns due to either a reduction in compensation, a substantial diminishment of responsibilities, or a Company requirement to relocate, then the officer will receive equal monthly payments of six months (except our President and CEO, Edwin Miller, who will receive twelve months) of salary plus a pro-rated portion of annual targeted incentive not previously paid, and immediate vesting of any unvested stock options and unvested Company 401(k) matching contribution held by the officer.  The Agreements define a Change In Control as  (a) any person or entity, acting alone or acting together as a group with any other persons or entities, (other than the Executive or a group including the Executive), either (A) acquires thirty percent (30%) or more of the combined voting power of the outstanding securities of the Company having the right to vote in elections of directors and such acquisition shall not have been approved within sixty (60) days following such acquisition by a majority of the Continuing Directors (as defined in the Agreements) then in office or (B) acquires fifty percent (50%) or more of the combined voting power of the outstanding securities of the Company having a right to vote in elections of directors; or (b) Continuing Directors shall for any reason cease to constitute a majority of the Board of Directors of the Company; or (c) all or substantially all of the business and/or assets of the Company are disposed of by the Company to a party or parties other than a subsidiary or other affiliate of the Company, pursuant to a partial or complete liquidation of the Company, sale of assets (including stock of a subsidiary of the Company) or otherwise; or (d) the Company consolidates with, or merges with or into, any other person or entity (other than a wholly owned subsidiary of the Company), or any other person or entity consolidates with, or merges with or into, the Company, and, in connection therewith, all or part of the outstanding voting securities of the Company shall be changed in any way or converted into or exchanged for stock or other securities or cash or any other property.

Director Compensation

During the quarter ended March 31, 2004, non-employee directors received quarterly non-qualified stock option grants to purchase a predetermined number of shares of Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of issuance with full vesting upon date of grant. Messrs. Bueschel and Leopold each received quarterly grants to purchase 7,000 shares, and all other non-employee directors each received quarterly grants to purchase 5,000 shares. At the May 2004 meeting, the Board of Directors approved a recommendation by the Compensation Committee to revise director compensation. Effective April 1, 2004, the compensation for non-employee directors was revised so that each director shall annually receive compensation of $15,000, the Chairman of the Board will receive $20,000, the Chairman of the Audit Committee will receive $19,000, and all other committee chairpersons will receive $18,500, provided that each director must elect to take at least 50% of his or her respective annual compensation in non-qualified stock options to purchase a number of shares of Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of issuance and with full vesting upon date of grant. Further, the compensation will be paid or issued quarterly as soon as possible after the last business day of each calendar quarter, beginning with the quarter ended June 30, 2004. In addition, each new director will receive a grant of 10,000 shares of restricted stock.

During 2004, the Company paid fees to directors as follows: $6,500 to Richard T. Bueschel in his capacity as Chairman of the Board of Directors; $7,250 to Robert M. Leopold in his capacity as Chairman of the Audit Committee; $4,625 to Alan S. Fisher in his capacity as Chairman of the Nominating and Corporate Governance Committee; $4,625 to Christine Hughes in her capacity as Chairman of the Compensation Committee. Messrs. Pollack and Pryor each received $3,750, and Messrs. Thornton and Young each received $1,875, respectively, in their capacity as directors.

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

NOTE 8. Employee Benefit Plans

In 1988, the Company established an employee benefit plan (the “Benefit Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. The Benefit Plan allows salaried employees to contribute a part of their compensation toward their retirement on a tax-deferred basis. Required Company contributions equate to 50% of the first 6% of the employee’s semi-monthly deferral to the Benefit Plan and totaled approximately $119,000 in 2004 and $104,000 in 2003. In addition to the required contributions, the Company may, at the sole discretion of its Board of Directors, make profit-sharing contributions to the Benefit Plan. No profit sharing contributions were made in 2004 or 2003.

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

On April 1, 2004, 42,768 shares were purchased and issued to participants under the 1997 Plan at a price of $0.873 per share for the offering period ended March 31, 2004. Only July 1, 2004, 33,824 shares were purchased and issued to participants under the 1997 Plan at a price of $1.530 per share for the offering period ended June 30, 2004. On October 1, 2004, 30,991 shares were purchased and issued to participants under the 1997 Plan at a price of $1.395 per share for the offering period ended September 30, 2004. During the quarter ended December 31, 2004 the Company received net proceeds of approximately $46,000, which has been recorded as common stock subscribed. On January 2, 2005, 31,548 shares were purchased and issued to participants under the 1997 Plan at a price of $1.395 per share for the offering period ended December 31, 2004. As of January 2, 2005, 104,616 shares were reserved for future issuance.

NOTE 9. Related-Party Transactions

The Company incurred total fees of approximately $67,000 and $27,000 in 2004 and 2003, respectively, for services rendered by certain directors of the Company in their capacity as directors or as members of a Committee of the Board of Directors. Included in these amounts were cash payments of approximately $34,000 and $27,000 in 2004 and 2003, respectively, and approximately $33,000 of non-cash compensation related to restricted stock grants to new directors in 2004.

NOTE 10. Segment Reporting

The Company reports segment information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The table below presents information about reported segments for the years ended December 31, 2004 and 2003, as well as a reconciliation to reported income (loss) before income taxes (in thousands).

	2004				2003
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$800	$2,263	$4,713	$7,776	$724	$1,541	$3,925	$6,190
License Fees	1,686	189	--	1,875	2,055	146	--	2,201
Third party products	2	--	--	2	--	--	17	17

Total revenues	$2,488	$2,452	$4,713	$9,653	$2,779	$1,687	$3,942	$8,408
Direct costs	681	1,374	3,497	5,552	698	1,090	2,633	4,421

Segment profit	1,807	1,078	1,216	4,101	2,081	597	1,309	3,987
Research and development				(403)				(747)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(3,355)				(2,781)
Interest income, net				12				12

Income before income taxes				$355				$471

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan and Agreement of Merger, dated as of March 10, 1995, by and between Infodata Systems Inc. and Virginia Infodata Systems Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

2.2	Asset Purchase Agreement and Plan of Reorganization, dated as of October 6, 1995, among the Company, Merex, Inc. and Richard M. Tworek, Mary Margaret Styer and Andrew M. Fregly (incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 1995).

2.3	Agreement of Merger and Plan of Reorganization, dated as of July 22, 1997, by and among the Company, AMBIA Corporation, Alan Fisher and Razi Mohiuddin, Software Partners, Inc. and AMBIA Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 1997 and Form 8-K/A dated October 6, 1997).

3.1	Articles of Incorporation (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 10, 1995).

3.2	Articles of Amendment of Articles of Incorporation of the Company, dated as of August 12, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

3.3	By-Laws (incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 10, 1995).

4.1	Form of Underwriters' Purchase Option (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

10.1	Cross License Agreement, dated as of December 3, 1997, as amended, by and between the Company and Adobe Systems Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

10.2	1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, dated as of June 13, 1995).

10.3	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 dated as of June 27, 1997).

10.4	Agreement and Plan of Merger, dated as of January 10, 2002, by and among the Company, Science Applications International Corporation and Info Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, dated January 10, 2002).

10.5	Letter Employment Agreement, dated as of November 15, 2002, between the Company and Edwin A. Miller (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.6	Assignment and Transfer of Receivables Agreement, dated as of June 2, 2002, between the Company and Commerce Funding Corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.7	1997 Employee Stock Purchase Plan, as amended, dated December 10, 2003 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.8	Office Building Lease, dated as of November 1, 2003, between the Company and COPT Sunrise, LLC for One Dulles Technology Center (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.9	Assignment and Transfer of Receivables Agreement, dated as of July 30, 2003, between the Company and Commerce Funding Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.10	Amendment No. 1, dated as of November 15, 2003, to the Employment Agreement between the Company and Edwin A. Miller (filed herewith).

10.11	Form of Change in Control Agreement between the Company and each of its executive officers (filed herewith).

10.12	Amendment No. 2, dated as of November 15, 2004, to the Employment Agreement between the Company and Edwin A. Miller (filed herewith).

10.13	Form of Indemnity Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2005 and filed on February 8, 2005).

10.14	Form of Executive Incentive Plan between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2005 and filed on March 8, 2005).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-42611) dated December 18, 1997, as amended).

23	Consent of the Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer and Corporate Secretary Pursuant to 18 U.S.C. Section 1350.