Form 10QSB
period 2005-03-31
INFODATA SYSTEMS INC
filed 2005-05-16
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

As of April 29, 2005, there were 5,319,482 shares of the Company’s Common Stock, par value $0.03 per share, outstanding.

Transitional Small Business Disclosure Format:    Yes  [_]    No  [X]

INFODATA SYSTEMS INC. AND SUBSIDIARIES INDEX

PART I.	FINANCIAL INFORMATION		Page(s)
	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Statements of Operations	3
		Three Months Ended March 31, 2005 and 2004
		Condensed Consolidated Balance Sheets	4
		March 31, 2005 and December 31, 2004
		Condensed Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2005 and 2004
		Notes to Condensed Consolidated Financial Statements	6 - 11
	Item 2.	Management's Discussion and Analysis or Plan of Operation	12 - 19
	Item 3.	Controls and Procedures	20
PART II.	OTHER INFORMATION
	Item 6.	Exhibits	20
SIGNATURES			21
CERTIFICATIONS			22 - 24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$2,188	$2,148
Cost of revenues	1,511	1,283

Gross profit	677	865
Operating expenses:
Selling, general and administrative	904	761
Research and development	146	77

	1,050	838

Operating (loss) profit	(373)	27
Interest income	9	2

(Loss) income before income taxes	(364)	29
Income taxes	--	--

Net (loss) income	$(364)	$29

Net (loss) income per share - basic	$(.07)	$.01

Net (loss) income per share - diluted	$(.07)	$.01

Weighted average shares outstanding - basic	5,303	5,038

Weighted average shares outstanding - diluted	5,303	5,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,716	$1,890
Accounts receivable, net of allowance of $26 in 2005 and
$26 in 2004	1,904	2,010
Prepaid expenses and other current assets	65	72
Deferred tax asset	71	230
Capitalized software development costs, net of
amortization of $18 in 2005 and $2 in 2004	48	66

Total current assets	3,804	4,268
Property and equipment, net	256	277
Deferred tax asset	676	517

Total assets	$4,736	$5,062

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$116	$258
Accrued expenses	709	634
Other current liabilities	29	29
Deferred rent	61	59
Deferred revenue	492	415
Billings in excess of revenue recognized	75	95

Total current liabilities	1,482	1,490

Commitments and contingencies	--	--
Shareholders' equity:
Common stock	156	155
Common stock subscribed	30	46
Additional paid-in capital	20,588	20,527
Accumulated deficit	(17,520)	(17,156)

Total shareholders' equity	3,254	3,572

Total liabilities and shareholders' equity	$4,736	$5,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(364)	$29
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation expense	15	10
Amortization of capitalized software	18	--
Depreciation and amortization	28	19
Changes in operating assets and liabilities:
Accounts receivable	106	426
Prepaid expenses and other current assets	8	(21)
Accounts payable	(142)	(45)
Accrued expenses	75	(105)
Other current liabilities	--	21
Deferred rent	2	15
Deferred revenue	77	(84)
Billings in excess of revenue	(20)	--

Net cash (used in) provided by operating activities	(197)	265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(42)

Net cash (used in) investing activities	(7)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscribed	(16)	37
Issuance of common stock	46	3

Net cash provided by financing activities	30	40

Net (decrease) increase in cash and cash equivalents	(174)	263
Cash and cash equivalents at beginning of period	1,890	1,422

Cash and cash equivalents at end of period	$1,716	$1,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2005 and 2004

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Infodata Systems Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1)	Revenue Recognition — The Company recognizes revenue from systems integration, consulting and professional services contracts on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts (Cost Plus Fixed Fee or Cost Plus Award Fee) is recognized as costs are incurred, plus a proportionate amount of contractual or estimated fee earned. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract. Revenue is recognized from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. Revenue from license arrangements is recognized upon contract execution provided all shipment obligations have been met, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

2)	Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4)	Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options computed using the treasury stock method. For the quarter ended March 31, 2005, 986,843 common stock equivalents have been excluded from the weighted average earnings per share computation, as their impact would be anti-dilutive.

The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the quarters ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Denominator for basic earning per share, weighted average shares	5,302,914	5,038,102
Employee Stock Options	--	705,038

Denominator for diluted earnings per share, weighted average shares	5,302,914	5,743,140

5)	Stock Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

For the quarters ended March 31, 2005 and 2004, in connection with non qualified stock options granted to Advisory Board members, the Company recognized approximately $15,000 and $10,000, respectively, of compensation expense computed based on the fair value method.

The following table presents pro forma net (loss) and per share amounts for the quarters ended March 31, 2005 and 2004, as if the fair value method had been applied to employee stock options granted.

	Three Months Ended March 31,
	2005	2004
Net (loss) income as reported	$(364,000)	$29,000
Pro forma compensation expense	(133,000)	(54,000)

Pro forma net (loss)	$(497,000)	$(25,000)

Net (loss) income per share:

	Three Months Ended March 31,
	2005	2004
Basic and diluted, as reported	$(0.07)	$0.01
Basic and diluted, pro forma	$(0.09)	$0.00

6)	Reclassifications — Certain amounts for 2004 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — During the year ended December 31, 2004, the Company recorded an income tax benefit of approximately $747,000. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. For the quarter ended March 31, 2005, the Company increased its valuation allowance by approximately $138,000, as no income tax benefit was recognized during the current quarter. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit. Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2024, the Company has not recorded any provision for income taxes for the quarter ended March 31, 2004.

8)	New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement (Statement 123 (R)). Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

NOTE C – LINE OF CREDIT

On July 30, 2004, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company at least thirty days prior to the last day of the then existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at the Prime Rate of interest +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that are deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of March 31, 2005, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

NOTE D – COMMITMENTS AND CONTINGENCIES

Costs charged to cost-type U.S. Government contracts are subject to annual audit by duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back to 2000. In the opinion of management, adjustments resulting from the completion of future audits and contract closeouts are not expected to have a material impact on the Company’s financial position or results of future operations.

In April 2005, the Company was verbally notified by its cognizant U.S. Government settlement office that approximately $50,000 paid to the Company in the quarter ended December 31, 2003, related to the settlement of a contract close-out, may have been paid to the Company in error (the “Pending Claim”). The close-out settlement was related to a contract that was acquired by the Company from Earth Satellite Corporation (“EarthSat”) in 2000. The cognizant U.S. Government settlement office was notified by EarthSat of the possibility of the error during EarthSat’s attempt to close-out the same contract. The cognizant U.S. Government settlement office has been unable to determine the validity of the Pending Claim after a review of its archived records. The Company is continuing to review its documentation and work with the U.S. Government settlement office in order to make a final determination. Should the Pending Claim be substantiated, the Company will be required to refund the $50,000 to the U.S. Government, and the Company will be required to reduce revenue, profit, and cash flow by approximately $50,000 in the period the final determination is made. Due to the unsubstantiated nature of the Pending Claim, the company has not provided for any allowance for this potential refund in the financial statements of the Company for the quarter ended March 31, 2005.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE E – SHAREHOLDERS’ EQUITY

During the quarter ended March 31, 2005, certain employees and former employees exercised incentive stock options to purchase 7,095 shares of common stock at a price ranging from $0.12 per share to $1.72 per share, resulting in net proceeds to the Company of approximately $3,000. During the quarter ended March 31, 2004, certain employees and former employees exercised incentive stock options to purchase 12,688 shares of common stock at a price ranging from $0.12 per share to $0.63 per share, resulting in net proceeds to the Company of approximately $3,000.

Effective January 1, 2004 the Company’s Board of Directors authorized the reactivation of the 1997 Employee Stock Purchase Plan (the “1997 Plan”) for all eligible employees to purchase shares of its common stock, and established the purchase price at 90% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Plan authorizes up to 400,000 shares to be issued, and as of March 31, 2005, 104,616 shares were reserved for future issuance under the 1997 Plan. On April 1, 2005, 20,074 shares were purchased and issued to participants under the 1997 Plan at a price of $1.44 per share for the offering period ended March 31, 2005. During the offering period ended March 31, 2005, the Company received net proceeds from participants in the 1997 Plan of approximately $30,000, which has been recorded as common stock subscribed. As of April 1, 2005, 84,542 shares were reserved for future issuance under the 1997 Plan.

NOTE F – SEGMENT REPORTING

In 1998, the Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise, about which separate discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is managed along three business segments, the Commercial, Government, and Intelligence business units.

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

The Company’s management team budgets and evaluates its segment performance on the basis of revenues less direct costs, which includes all direct labor and fringe benefits, other direct costs, and all overhead labor plus related fringe benefits and non-labor overhead costs, that either is caused by or benefits each segment. The Company does not internally report assets on a segment basis.

The table below presents information about reported segments for the quarters ended March 31, 2005 and 2004, as well as a reconciliation to reported income before income taxes (in thousands).

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$196	$449	$1,253	$1,898	$101	$334	$1,235	$1,670
License fees	273	17	--	290	402	74	--	476
Third party products	--	--	--	--	2	--	--	2

Total revenues	$469	$466	$1,253	$2,188	$505	$408	$1,235	$2,148
Direct costs	196	393	922	1,511	107	281	895	1,283

Segment profit	273	73	331	677	398	127	340	865
Research and development				(146)				(77)
Other costs not allocated
to segments, primarily
selling, general and
administrative				(904)				(761)
Interest income				9				2

(Loss) income before
income taxes				$(364)				$29

NOTE G – RESTATEMENT

The financial statements for the quarter ended March 31, 2004, and the six-month and nine-month periods ended June 30, 2004, and September 30, 2004, respectively, have been restated on Forms 10-QSB/A to correct an overstatement in revenue in the quarter ended March 31, 2004, in which an aggregate of $94,000 of revenue was counted twice on two government contracts.

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

Company Overview

Founded in 1968, Infodata Systems Inc., a Virginia corporation (“Infodata” or the “Company”), is a global provider of open, enterprise-class content management solutions. The Company designs, develops, implements and supports solutions that help organizations solve problems around regulatory compliance mandates and the secure management of content across its lifecycle. The Company serves three markets with compliance-driven product and service offerings: Commercial, Government, and the Intelligence Community. Within these markets, Infodata’s customers encompass approximately 500 of the Global 1000, 50% of tier one Life Science firms, and various Government and Intelligence agencies and organizations.

The Company’s business approach is a synergistic one between product and services. Our service engagements typically involve the construction and augmentation of enterprise content management (“ECM”) environments, which provide the opportunity for the sale and integration of our own propriety technology with these leading-edge solution environments.

Compliance mandates will continue to force the adoption of ECM systems to control content in enterprise-wide repositories, resulting in an increase in the demand for functionality that specifically addresses how that content is authored, reviewed, assembled and published, secured and archived. To date, large end user software companies lack the vertical market expertise to provide these solutions. The potential value of the Company’s technology resides in the establishment and optimization of open content management systems that bridge the gap between the desktop and the backend system. Infodata is creating a Content Management Services Layer (“CMSL”) for customers that provides for highly effective user functionality such as parallel document review and annotations, automated document assembly, link management and error correction, content formatting, metadata management, document auditing, automated publishing, and content security. It is in this area that a broad set of software offerings in the CMSL layer is critical.

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

In April 2005, management decided to prioritize its focus on expanding the Intelligence and Government services business, which requires less investment in sales, marketing and research and development. The Company continues to expand its customer base in the Commercial markets by leveraging a channel distribution strategy. The sales and marketing effort continues to be focused on selling solutions around ECM, and the business development priorities are focused on large Intelligence and Government systems integration partners that have practices or specific delivery needs around content management. The sales and delivery organizations report to the Chief Operating Officer to ensure consistency in the Company’s capture strategy and increased customer satisfaction across all lines of business.

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

Revenue Recognition – Long-Term Contracts — A portion of the Company’s revenue is derived from long-term contracts. Revenues on time and material contracts with a maximum price per labor hour or not to exceed limit are based on the level of effort billed to the customer up to the maximum price or not to exceed limit. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Revenues on long-term cost reimbursable (CPFF and CPAF) contracts are recognized based upon allowable costs incurred using provisional (estimated) indirect rates, which are adjusted to actual upon audit by government representatives, plus a proportional amount of contractual or estimated fee earned. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of the Company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and profitability from a particular contract may be adversely affected to the extent that estimated costs to complete or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, revenues and gross profits from year to year can fluctuate significantly. In the event that cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

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

Capitalized Software Development Costs — Development costs relating to new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established, after which, additional costs, if material, are capitalized until general release of the product, pursuant to the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, (“SFAS 86”). The Company capitalized development costs of approximately $68,000 for the quarter and year ended December 31, 2004. There were no software development costs capitalized for the quarter ended March 31, 2005, as the costs incurred between technological feasibility and general availability were not significant.

The Company evaluates the recoverability of capitalized software development costs based on either the estimated future life or the estimated future license revenues of the product. If the product life or expected gross revenues were to be materially less than our estimates, the Company would be required to adjust the carrying value of the asset to its net realizable value.

Deferred Tax Assets — The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that the deferred tax assets may or may not be realized in the future, an adjustment to the deferred tax valuation allowance would increase or decrease income in the period such determination is made.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement (Statement 123 (R)). Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2005, AND MARCH 31, 2004

Revenues

For the quarter ended March 31, 2005, total revenues increased by approximately $40,000, or 1.9%, to approximately $2,188,000, up from approximately $2,148,000 for the quarter ended March 31, 2004. Revenues for each period consisted of the following:

Revenues
for the Three Months Ended
(Dollar Amounts in Thousands)

	March 31, 2005	March 31, 2004	Increase (Decrease) %
Commercial
Services	$196	$101	94.1%
License fees	273	402	(32.1%)
Third party products	--	2	(100.0%)

Total Commercial Revenue	$469	$505	(7.2%)

Government
Services	$449	$334	34.4%
License fees	17	74	(77.0%)
Third party products	--	--	--

Total Government Revenue	$466	$408	14.2%

Intelligence
Services	$1,253	$1,235	1.5%
License fees	--	--	--
Third party products	--	--	--

Total Intelligence Revenue	$1,253	$1,235	1.5%

Total Revenues	$2,188	$2,148	1.9%

For the quarter ended March 31, 2005, total revenues for the Commercial segment were approximately $469,000, a decrease of approximately $36,000, or 7.2%, down from total revenues of approximately $505,000 for the quarter ended March 31, 2004. The decrease was primarily the combined result of lower revenue from the sale of software and maintenance, which was partially offset by higher services revenues derived from integration services provided to commercial customers during the quarter ended March 31, 2005.

In the Government segment, total revenues were approximately $466,000 for the quarter ended March 31, 2005, an increase of approximately $58,000, or 14.2%, up from total revenues of approximately $408,000 for the quarter ended March 31, 2004. The increase was primarily the result of higher service revenues, which was partially offset by a decrease in license fee revenues.

For the quarter ended March 31, 2005, total revenues for the Intelligence segment were approximately $1,253,000, an increase of approximately $18,000, or 1.5%, up from total segment revenues of approximately $1,235,000 for the quarter ended March 31, 2004. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 57.3% of the Company’s total revenues for the quarter ended March 31, 2005, and approximately 57.5% of the Company’s total revenues in the comparable quarter last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $631,000, or 28.8% of the Company’s total revenues for the quarter ended March 31, 2005, compared to approximately $670,000, or 31.2% of the Company’s total revenues in the comparable quarter last year. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $622,000, or 28.4% of the Company’s total revenues for the quarter ended March 31, 2005, compared to approximately $568,000, or 26.4% of the Company’s total revenues for the comparable quarter last year.

Gross Profit

Gross profit for the quarter ended March 31, 2005, decreased by approximately $188,000, to approximately $677,000, down from approximately $865,000 for the quarter ended March 31, 2004. The gross margin was 30.9% and 40.3% for the quarters ended March 31, 2005 and 2004, respectively. The lower margin for the quarter ended March 31, 2005, was primarily the net result of lower revenue from the sale of proprietary products in the current quarter, combined with the benefit of a cost of sales reduction in the quarter ended March 31, 2004, due to the reversal of various project cost accruals which amounted to approximately $71,000 accumulated over several years for which management believes the Company is no longer liable.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2005, selling, general and administrative expenses were approximately $904,000, an increase of approximately $143,000, or 18.8%, up from approximately $761,000 for the quarter ended March 31, 2004. The increase was primarily the result of an increase in costs associated with sales, marketing and management personnel, combined with an increase in non-recurring audit fees related to the restatement of financial results for the quarter ended March 31, 2004, and the cumulative six and nine-month periods ended June 30, 2004, and September 30, 2004, respectively, as well as non-recurring investment banking fees.

Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2005, increased approximately $69,000, or 89.6%, to approximately $146,000, up from approximately $77,000 for the quarter ended March 31, 2004. The increase was the result of enhancements and upgrades made to existing proprietary products.

Operating Profit (Loss)

For the quarter ended March 31, 2005, the operating loss was approximately $373,000, or 17.0% of total revenues, compared to an operating profit of approximately $27,000, or 1.3% of total revenues for the quarter ended March 31, 2004.

Interest Income

Interest income for the quarter ended March 31, 2005, increased approximately $7,000, up from $2,000 for the quarter ended March 31, 2004, to $9,000 for the three months ended March 31, 2005. The increase in interest income was due to higher interest rates and average cash balances throughout the quarter ended March 31, 2005.

Income Taxes

During the quarter ended March 31, 2005, the Company did not recognize an income tax benefit relating to net the loss incurred. Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2024, the Company has not recorded any provision for income taxes for the quarters ended March 31, 2005 and 2004.

Net Income

Based on the above, the net loss for the quarter ended March 31, 2005, amounted to approximately $364,000, or $0.07 per share diluted, compared to net income of approximately $29,000, or $0.01 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents of approximately $1,716,000 and net working capital of approximately $2,322,000. At March 31, 2004, the Company had cash and cash equivalents of approximately $1,685,000 and net working capital of approximately $2,000,000. As of December 31, 2004, the Company had cash and cash equivalents of approximately $1,890,000 and working capital of approximately $2,778,000. When compared to December 31, 2004, the decrease for the quarter ended March 31, 2005 in cash and cash equivalents of approximately $174,000 and in working capital of approximately $456,000 was primarily the result of the Company’s net loss during the quarter.

For the quarter ended March 31, 2005, net cash used in operating activities was approximately $197,000, which was primarily the result of the Company’s net loss of approximately $364,000. For the quarter ended March 31, 2004, net cash provided by operating activities was approximately $265,000, which was primarily the result of the Company’s collection of accounts receivable. During the quarter ended March 31, 2005, net cash of approximately $7,000 was used in investing activities for the purchase of property and equipment, compared to approximately $42,000 in the year earlier quarter. For the quarter ended March 31, 2005, net cash provided by financing activities was approximately $30,000, compared to approximately $40,000 for the year earlier quarter. Cash from financing activities was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan and from the issuance of common stock related to stock option exercises.

On July 30, 2004, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company at least thirty days prior to the last day of the then existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at the Prime Rate of interest +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that are deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of March 31, 2005 the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

Contingencies

Costs charged to cost-type U.S. Government contracts are subject to annual audit by the Defense Contract Audit Agency or other duly authorized representatives of the U.S. Government. Audits have been completed for all periods prior to 2002. In March 2003, the audit for the years 1999 – 2001 was completed and settled. The Company is continuing the process of administratively closing-out several completed contracts that date back to 2000.

In April 2005, the Company was verbally notified by its cognizant U.S. Government settlement office that approximately $50,000 paid to the Company in the quarter ended December 31, 2003, related to the settlement of a contract close-out, may have been paid to the Company in error (the “Pending Claim”). The settlement was related to a contract that was acquired by the Company from Earth Satellite Corporation (“EarthSat”) in 2000. The cognizant U.S. Government settlement office was notified by EarthSat of the possibility of the error during EarthSat’s attempt to close-out the same contract. The cognizant U.S. Government settlement office has been unable to determine the validity of the Pending Claim after a review of its archived records. The Company is continuing to review its documentation and work with the U.S. Government settlement office in order to make a final determination. Should the Pending Claim be substantiated, the Company will be required to refund the $50,000 to the U.S. Government, and the Company will be required to reduce revenue, profit, and cash flow by approximately $50,000 in the period the final determination is made. Due to the unsubstantiated nature of the Pending Claim, the Company has not provided for any allowance for this potential refund in the financial statements of the Company for the quarter ended March 31, 2005.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Subsequent Events

In April 2005, management decided to prioritize its focus on expanding the Intelligence and Government services business, which requires less investment in sales, marketing and research and development. As a result of this decision, on April 4, 2005, the Company implemented a reduction in force of approximately seven sales, marketing, and development personnel in order to reduce operating costs and improve the total net return on the sale of its proprietary products, and to focus resources on the growth of its services business in the Intelligence and Government segments. In connection with the reduction in force, the Company recognized approximately $20,000 of severance costs in April 2005. Management estimates that the staff reduction will reduce annualized operating costs by approximately $1,000,000.

The Company continues to expand its customer base in the Commercial markets by leveraging a channel distribution strategy. The sales and marketing effort continues to be focused on selling solutions around ECM, and the business development priorities are focused on large Intelligence and Government systems integration partners that have practices or specific delivery needs around content management.

Item 3. Controls and Procedures

Controls and Procedures

During the course of an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) conducted by the Company’s Chief Executive Officer and Chief Financial Officer for the period ended December 31, 2004, the Company determined that is was necessary to restate the Company’s interim financial statements contained in its Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2004. Such amendments were filed with the Securities and Exchange Commission on March 29, 2005. During the quarter ended March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have overseen the institution of certain remedial measures to address the circumstances underlying the occurrence of the need for such restatements. Based on the implementation of such remedial measures, such officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As more fully disclosed by the Company in its Form 8-K dated March 16, 2005 and filed on March 21, 2005, the Company discovered, in the course of the preparation of its financial statements for the year ended December 31, 2004, that an inadvertent bookkeeping error had occurred in connection with the preparation of the interim financial statements for the quarter ended March 31, 2004. Amendments to the Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2004, were filed by the Company on March 29, 2005, correcting the error. During the quarter ended March 31, 2005, the Company has taken steps to augment its professional accounting staff by hiring a consultant to act as interim Controller and implementing certain procedures designed to prevent the recurrence of such accounting error. Other than the foregoing actions, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: May 16, 2005
BY: /s/ Edwin A. Miller
Edwin A. Miller
President and CEO
(Principal Executive Officer)
BY: /s/ Norman F. Welsch
Norman F. Welsch
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)