Form 10QSB
period 2005-06-30
INFODATA SYSTEMS INC
filed 2005-08-15
CIK 50420

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Common Stock-$.03 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

As of August 15, 2005, there were 5,848,941 shares of the Company’s Common Stock, par value $0.03 per share, outstanding.

Transitional Small Business Disclosure Format:  Yes   [_]      No  [X]

INFODATA SYSTEMS INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION		Page(s)
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	3
	Three Months Ended June 30, 2005 and 2004
	Condensed Consolidated Statements of Operations	4
	Six Months Ended June 30, 2005 and 2004
	Condensed Consolidated Balance Sheets	5
	June 30, 2005 and December 31, 2004
	Condensed Consolidated Statements of Cash Flows	6
	Six Months Ended June 30, 2005 and 2004
	Notes to Condensed Consolidated Financial Statements	7-12
Item 2.	Management's Discussion and Analysis	13-22
Item 3.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 6.	Exhibits	23
SIGNATURES		24

PART I. FINANCIAL INFORMATION

Item 1.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues	$2,259	$2,429
Cost of revenues	1,586	1,345

Gross profit	673	1,084
Operating expenses:
Selling, general and administrative	801	827
Research and development	132	107

	933	934

Operating (loss) profit	(260)	150
Interest (expense) income, net	(8)	3

(Loss) income before income taxes	(268)	153
Income tax (benefit)	--	(747)

Net (loss) income	$(268)	$900

Net (loss) income per share - basic	$(0.05)	$0.18

Weighted average basic shares outstanding	5,347	5,094

Net (loss) income per share - diluted	$(0.05)	$0.15

Weighted average diluted shares outstanding	5,347	5,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues	$4,447	$4,577
Cost of revenues	3,096	2,628

Gross profit	1,351	1,949
Operating expenses:
Selling, general and administrative	1,705	1,588
Research and development	278	184

	1,983	1,772

Operating (loss) profit	(632)	177
Interest (expense) income, net	--	5

(Loss) income before income taxes	(632)	182
Income tax (benefit)	--	(747)

Net (loss) income	$(632)	$929

Net (loss) income per share - basic	$(0.12)	$0.18

Weighted average basic shares outstanding	5,325	5,066

Net (loss) income per share - diluted	$(0.12)	$0.16

Weighted average diluted shares outstanding	5,325	5,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts In Thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Current Assets:
Cash and cash equivalents	$1,881	$1,890
Accounts receivable, net of allowance of $25 and $37,
respectively	1,725	2,010
Prepaid expenses and other current assets	96	72
Deferred tax asset	71	230
Capitalized software development costs, net of
amortization of $35 in 2005 and $2 in 2004	31	66

Total current assets	3,804	4,268
Property and equipment, net	239	277
Deferred tax asset	676	517

Total assets	$4,719	$5,062

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$191	$258
Accrued expenses	850	634
Other current liabilities	--	29
Deferred rent	63	59
Deferred revenue	423	415
Billings in excess of revenue recognized	25	95

Total current liabilities	$1,552	$1,490
Commitments and contingencies	--	--
Shareholders' equity:
Common stock	170	155
Common stock subscribed	19	46
Additional paid-in capital	20,766	20,527
Accumulated deficit	(17,788)	(17,156)

Total shareholders' equity	3,167	3,572

Total liabilities and shareholders' equity	$4,719	$5,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(632)	$929
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Deferred income tax benefit	--	(747)
Stock based compensation expense	15	20
Amortization of capitalized software	35	--
Depreciation and amortization	57	34
Changes in operating assets and liabilities:
Accounts receivable	285	240
Prepaid expenses and other current assets	(24)	(51)
Accounts payable	(67)	3
Accrued expenses	216	(124)
Other current liabilities	(29)	22
Deferred rent	4	19
Deferred revenue	8	(164)
Billings in excess of revenue	(70)	--

Net cash (used) provided by operating activities	(202)	181

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(81)

Net cash used in investing activities	(19)	(81)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Common stock subscribed	(27)	52
Issuance of common stock	239	42

Net cash provided by financing activities	212	94

Net (decrease) increase in cash and cash equivalents	(9)	194
Cash and cash equivalents at beginning of period	1,890	1,422

Cash and cash equivalents at end of period	$1,881	$1,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFODATA SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and 2004
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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1)	Revenue Recognition — The Company recognizes revenue from systems integration, consulting and professional services contracts on the percentage-of-completion method for fixed price contracts and on the basis of hours incurred at contract rates for time and materials contracts. Revenue from cost reimbursement contracts (Cost Plus Fixed Fee or Cost Plus Award Fee) is recognized as costs are incurred, plus a proportionate amount of contractual or estimated fee earned. Any amounts paid by customers prior to the actual performance of services are recorded as deferred revenue until earned, at which time the amounts are recognized in accordance with the type of contract. Revenue is recognized from the sale of software licenses in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. Revenue from license arrangements is recognized upon contract execution provided all shipment obligations have been met, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is deemed probable. If an ongoing vendor obligation exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue from annual maintenance and support, including third party software maintenance, is deferred and recognized ratably over the term of the contract.

2)	Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Infodata Systems Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4)	Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive equivalent shares consist of stock options computed using the treasury stock method. For the three and six month periods ended June 30, 2005, common stock equivalents in the amount of 873,889 and 925,503, respectively, have been excluded from the weighted average diluted earnings per share computation, as their impact would be anti-dilutive.

The following table reconciles the basic and fully diluted shares used to compute earnings per share data for the three and six-month periods ended June 30, 2005and 2004:

	Three Months Ended June 30,
	2005	2004
Denominator for basic earnings per share, weighted average shares	5,346,944	5,093,610
Employee Stock Options	--	891,987

Denominator for diluted earnings per share, weighted average shares	5,346,944	5,985,597

	Six Months Ended June 30,
	2005	2004
Denominator for basic earnings per share, weighted average shares	5,325,174	5,065,927
Employee Stock Options	--	820,165

Denominator for diluted earnings per share, weighted average shares	5,325,174	5,886,092

5)	Stock Compensation — Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

For the three and six month periods ended June 30, 2005, in connection with non qualified stock options granted to Advisory Board members, the Company recognized approximately $0 and $15,000, respectively, of compensation expense computed based on the fair value method.

The following table presents pro forma net (loss) income and per share amounts for the three and six month periods ended June 30, 2005 and 2004, as if the fair value method had been applied to employee stock options granted.

	Three Months Ended
	June 30, 2005	June 30, 2004
Net (loss) income as reported	$(268000)	$900,000
Pro forma compensation expense	(66,000)	(50,000)

Pro forma net (loss) income	$(334,000)	$850,000

	Six Months Ended
	June 30, 2005	June 30, 2004
Net (loss) income as reported	$(632,000)	$929,000
Pro forma compensation (expense) benefit	(199,000)	(104,000)

Pro forma net (loss) income	$(831,000)	$825,000

Net (loss) income per share:

	Three Months Ended
	June 30, 2005	June 30, 2004
Basic, as reported	$(.05)	$.18
Diluted, as reported	$(.05)	$.15
Basic, pro forma	$(.06)	$.17
Diluted, pro forma	$(.06)	$.14

	Six Months Ended
	June 30, 2005	June 30, 2004
Basic, as reported	$(.12)	$.18
Diluted, as reported	$(.12)	$.16
Basic, pro forma	$(.16)	$.16
Diluted, pro forma	$(.16)	$.14

6)	Reclassifications — Certain amounts for 2004 have been reclassified to conform to the current period’s presentation.

7)	Income Taxes — During the quarter ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. For the three and six month periods ended June 30, 2005, the Company increased its valuation allowance by approximately $102,000 and $240,000, respectively, as no income tax benefit was recognized. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit.

NOTE C – LINE OF CREDIT

On July 30, 2005, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at the Prime Rate of interest +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2005, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

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

In April 2005, the Company was verbally notified by its cognizant U.S. Government settlement office that approximately $50,000 paid to the Company in the quarter ended December 31, 2003, related to the settlement of a contract close-out, may have been paid to the Company in error (the “Pending Claim”). The close-out settlement was related to a contract that was acquired by the Company from Earth Satellite Corporation (“EarthSat”) in 2000. The cognizant U.S. Government settlement office was notified by EarthSat of the possibility of the error during EarthSat’s attempt to close-out the same contract. The cognizant U.S. Government settlement office has been unable to determine the validity of the Pending Claim after a review of its archived records, and has not communicated any further information to the Company. Should the Pending Claim be substantiated, the Company will be required to refund the $50,000 to the U.S. Government, and the Company will be required to reduce revenue, profit, and cash flow by approximately $50,000 in the period the final determination is made. Due to the unsubstantiated nature of the Pending Claim, the company has not provided for any allowance for the Pending Claim in the financial statements of the Company for the six months ended June 30, 2005.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTE E – SHAREHOLDERS’ EQUITY

During the quarter ended June 30, 2005, certain directors, officers, advisors, employees and former employees exercised incentive stock options to purchase 493,303 shares of common stock at a price ranging from $0.12 per share to $0.97 per share, resulting in net proceeds to the Company of approximately $184,000. During the quarter ended March 31, 2005, certain employees and former employees exercised incentive stock options to purchase 7,095 shares of common stock at a price ranging from $0.12 per share to $1.72 per share, resulting in net proceeds to the Company of approximately $3,000. On January 13, 2005, an investment banking firm executed a cashless exercise for 40,000 warrant shares which the Company had issued in October 2000 in exchange for certain services. In connection with the cashless exercise of these warrants, the Company issued 15,853 shares of common stock.

Effective January 1, 2004 the Company’s Board of Directors authorized the reactivation of the 1997 Employee Stock Purchase Plan (the “1997 Plan”) for all eligible employees to purchase shares of its Common Stock, and established the purchase price at 90% of the lower of the fair market value on the first or the last day of each three-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1997 Plan authorizes up to 400,000 shares to be issued, and as of June 30, 2005, 84,542 shares were reserved for future issuance under the 1997 Plan. During the offering period ended June 30, 2005, the company received net proceeds of approximately $19,000 for the purchase of common stock, which has been recorded as common stock subscribed. On July 1, 2005, 18,881 shares were purchased and issued to participants under the 1997 Plan at a price of $0.99 per share for the offering period ended June 30, 2005. As of July 1, 2005, 65,661 shares were reserved for future issuance. Effective July 1, 2005, as a condition to the Definitive Merger Agreement between the Company and McDonald Bradley, Inc. (“MBI”), the Board of Directors suspended the 1997 Plan, pending the approval of the merger by the Company’s shareholders at a Special Meeting to be held on August 22, 2005, and other customary closing conditions.

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

The tables below present information about reported segments for the three and six month periods ended June 30, 2005 and 2004, as well as a reconciliation to reported income before income taxes (in thousands).

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$137	$420	$1,370	$1,927	$243	$646	$1,117	$2,006
License fees	290	42	--	332	380	43	--	423
Third party products	--	--	--	--	--	--	--	--

Total revenues	$427	$462	$1,370	$2,259	$623	$689	$1,117	$2,429
Direct costs	203	370	1,013	1,586	181	327	837	1,345

Segment profit	224	92	357	673	442	362	280	1,084
Research and development				(132)				(107)
Other costs not allocated to
segments, primarily selling,
general and administrative				(801)				(827)

Interest (expense), net				(8)				3

(Loss) income before income
taxes				$(268)				$153

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Commercial	Government	Intelligence	Total	Commercial	Government	Intelligence	Total
Revenues
Services	$334	$869	$2,623	$3,826	$344	$980	2,352	$3,676
License fees	562	59	--	621	782	117	--	899
Third party products	--	--	--	--	2	--	--	2

Total revenues	$896	$928	$2,623	$4,447	$1,128	$1,097	$2,352	$4,577
Direct costs	399	762	1,935	3,096	288	608	1,732	2,628

Segment profit	497	166	688	1,351	840	489	620	1,949
Research and development				(278)				(184)
Other costs not allocated to
segments, primarily selling,
general and administrative				(1,705)				(1,588)
Interest, net				--				5

(Loss) income before income
taxes				$(632)				$182

NOTE G – RESTATEMENT

The financial statements for the quarter ended March 31, 2004, and the six-month and nine-month periods ended June 30, 2004, and September 30, 2004, respectively, have been restated on Forms 10-QSB/A to correct an overstatement of revenue in the quarter ended March 31, 2004, in which an aggregate of $94,000 of revenue was counted twice on two government contracts. The duplicate revenue resulted in an erroneous $94,000 overstatement of revenue, gross profit and net income for the quarter ended March 31, 2004.

NOTE H – SUBSEQUENT EVENT

As disclosed below in Item 2. under “Plan of Merger,” the Company entered into an Agreement and Plan of Merger, dated as of June 20, 2005, that will be voted upon by the Company’s shareholders at a special meeting to be held on August 22, 2005. If the proposed merger is approved and consummated, Infodata will become a wholly-owned subsidiary of McDonald Bradley, Inc. and will cease to be a public company.

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

As disclosed below under “Plan of Merger,” the Company entered into an Agreement and Plan of Merger, dated as of June 20, 2005, that will be voted upon by the Company’s shareholders at a special meeting to be held on August 22, 2005. If the proposed merger is approved and consummated, Infodata will become a wholly-owned subsidiary of McDonald Bradley, Inc. and will cease to be a public company.

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

Plan of Merger

On June 20, 2005, the Company entered into a definitive agreement and plan of merger with McDonald Bradley, Inc., a privately held information technology solutions provider to the government marketplace with headquarters in Herndon, Virginia (“MBI”), and Infodata Acquisition, Inc., a wholly owned subsidiary of MBI. The merger will be a cash transaction for 100% of the outstanding shares of the Company’s common stock.

If the merger agreement is approved by the Company’s shareholders and the other conditions in the merger agreement are met, MBI’s wholly-owned subsidiary will merge into the Company, with the Company surviving as a wholly-owned subsidiary of MBI, and each share of the Company’s common stock will be converted into the right to receive $1.15 in cash, without interest, subject to adjustment up to a maximum of $1.19 per share and down to a minimum of $1.09 per share. If the merger is consummated, the Company will no longer be a public company. Capitalink, L.C., the Company’s financial advisor, advised the Company’s board of directors that the merger consideration is fair to Infodata shareholders from a financial point of view.

Consummation of the merger is subject to customary conditions, including the adoption of the merger agreement by the holders of more than 66-2/3% of the Company’s outstanding common stock. The merger agreement includes customary representations, warranties and covenants by the Company, including covenants (i) to cause a shareholders’ meeting to be called and held as promptly as practicable to vote on the adoption of the merger agreement, (ii) to cease any discussions and negotiations with respect to an alternate acquisition proposal, (iii) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (iv) subject to certain exceptions, for the Company’s board of directors not to withdraw or modify its recommendation that its shareholders vote to adopt the merger agreement. The merger agreement contains certain termination rights for both the Company and MBI and further provides that, upon termination of the merger agreement under specified circumstances, the Company may be required to pay MBI termination fees and expenses up to $750,000. The Company has scheduled a Special Meeting for August 22, 2005, at 10:00 a.m. local time at its Corporate Headquarters, at which shareholders will vote on the merger. A Definitive Proxy Statement, which contains specific details about the plan of merger and the definitive agreement, was filed with the SEC on July 20, 2005. Although the Company believes that the merger is in the best interests of its shareholders, there can be no assurance that the merger will be approved by shareholders or that all other conditions of closing will be met. If the merger is not consummated, the Company believes it could have a material adverse effect on its ability to meet its operating goals and return to profitability.

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

No adjustment to the valuation allowance has been provided for in the financial statements for the impact of net operating loss carryforward limitations that would result from the proposed merger previously discussed.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2005 AND JUNE 30, 2004

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

For the quarter ended June 30, 2005, total revenues decreased by approximately $170,000, or 7.0%, to approximately $2,259,000, from approximately $2,429,000 for the quarter ended June 30, 2004. Revenues for each period consisted of the following:

Three Months Ended
(Dollar Amounts in Thousands)

	June 30, 2005	June 30, 2004	Increase (Decrease) %
Commercial
Services	$137	$243	(43.6%)
License fees	290	380	(23.7%)
Third party products	--	--	--

Total Commercial Revenue	$427	$623	(31.5%)

Government
Services	$420	$646	(35.0%)
License fees	42	43	(2.3%)
Third party products	--	--	--

Total Government Revenue	$462	$689	(33.0%)

Intelligence
Services	$1,370	$1,117	22.7%
License fees	--	--	--
Third party products	--	--	--

Total Intelligence Revenue	$1,370	$1,117	22.7%

Total Revenues	$2,259	$2,429	(7.0%)

For the quarter ended June 30, 2005, total revenues for the Commercial segment were approximately $427,000, a decrease of approximately $196,000, or 31.5%, from total revenues of approximately $623,000 for the quarter ended June 30, 2004. The decrease was primarily the result of overall lower revenues from services and license fees.

In the Government segment, total revenues were approximately $462,000 for the quarter ended June 30, 2005, a decrease of approximately $227,000, or 33.0%, from total revenues of approximately $689,000 for the quarter ended June 30, 2004. The decrease was primarily the result of lower services revenues attributable to the American Red Cross contract, which accounted for approximately $214,000, or 9.5%, of the Company’s total revenues in the quarter ended June 30, 2005, compared to approximately $494,000, or 20.3% of the Company’s total revenues in the same quarter last year. This $280,000 decrease was partially offset by a net increase in services revenues from various other government customers.

For the quarter ended June 30, 2005, total revenues for the Intelligence segment were approximately $1,370,000, an increase of approximately $253,000, or 22.7%, up from total revenues of approximately $1,117,000 for the quarter ended June 30, 2004. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 60.6% of the Company’s total revenues for the quarter ended June 30, 2005, and approximately 46.0% of the Company’s total revenues for the comparable quarter last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $320,000, or 14.2% of the Company’s total revenues for the quarter ended June 30, 2005, compared to approximately $536,000, or 22.1% of the Company’s total revenues in the same quarter last year. The quarter over quarter reduction of approximately $216,000 in revenue from prime contracts was primarily due to the completion of one prime contract at the end of April 2005, which was subsequently extended and awarded to the Company as a subcontract at a reduced level of effort. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $1,050,000, or 46.5% of the Company’s total revenues for the quarter ended June 30, 2005, compared to approximately $541,000 or 22.3% of the Company’s total revenues for same quarter last year.

Gross Profit

Gross profit for the quarter ended June 30, 2005, decreased by approximately $411,000, to approximately $673,000, from approximately $1,084,000 for the quarter ended June 30, 2004. The gross margin was 29.8% and 44.6% for the quarters ended June 30, 2005 and 2004, respectively. The lower margin for the quarter ended June 30, 2005, was primarily the result of an increase in the proportion of services revenues to total revenues combined with a decrease in revenues from the sale of proprietary products.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2005, selling, general and administrative expenses were approximately $801,000, a decrease of approximately $26,000, or 3.1%, from approximately $827,000 for the quarter ended June 30, 2004. The decrease was primarily the net result of a decrease in costs associated with sales, marketing and development personnel due to the staff reduction at the beginning of April 2005, which was substantially offset by approximately $225,000 of transaction costs associated with the proposed merger with McDonald Bradley, Inc.

Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2005, increased by approximately $25,000, or 23.4%, to approximately $132,000, up from approximately $107,000 for the quarter ended June 30, 2004. The increase was primarily the result of updating product documentation for recent product upgrades.

Operating Profit or Loss

For the quarter ended June 30, 2005, the operating loss was approximately $260,000, compared to an operating profit of approximately $150,000, or 6.2% of total revenues for the quarter ended June 30, 2004. The decrease in operating profit was primarily the net result of lower gross profit due to the higher proportion of services revenues and lower revenues from license fees, combined with approximately $225,000 of transaction costs associated with the proposed merger with McDonald Bradley, Inc.

Interest Income and Expense

Interest income was approximately $3,000, for the quarter ended June 30, 2004. The Company incurred approximately $8,000 of net interest expense for the quarter ended June 30, 2005, compared to $0 interest expense in the same quarter last year. The increase in net interest expense was primarily the result of prompt pay discounts earned by customers for accelerated payment of invoices.

Income Tax

Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2024, the Company has not recorded any provision for income taxes for the quarter ended June 30, 2005. For the quarter ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000 and increase in net income of approximately $747,000, in the quarter ended June 30, 2004. For the quarter ended June 30, 2005, the Company increased its valuation allowance by approximately $102,000, as no income tax benefit was recognized during the current quarter. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit.

Net Income or Loss

Based primarily on the above, the net loss for the quarter ended June 30, 2005, amounted to approximately $268,000, or $(0.05) per share, compared to approximately $900,000, or $0.15 per share diluted, in the comparable period last year.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues

For the six-month period ended June 30, 2005, total revenues decreased by approximately $130,000, or 2.8%, to approximately $4,447,000, from approximately $4,577,000 for the six months ended June 30, 2004. Revenues for each period consisted of the following:

Six Months Ended
(Dollar Amounts in Thousands)

	June 30, 2005	June 30, 2004	Increase (Decrease) %
Commercial
Services	$334	$344	(2.9%)
License fees	562	782	(28.1%)
Third party products	--	2	(100.0%)

Total Commercial Revenue	$896	$1,128	(20.6%)

Government
Services	$869	$980	(11.3%)
License fees	59	117	(49.6%)
Third party products	--	--	--

Total Government Revenue	$928	$1,097	(15.4%)

Intelligence
Services	$2,623	$2,352	11.5%
License fees	--	--	--
Third party products	--	--	--

Total Intelligence Revenue	$2,623	$2,352	11.5%

Total Revenues	$4,447	$4,577	(2.8%)

For the six months ended June 30, 2005, total revenues for the Commercial segment were approximately $896,000, a decrease of approximately $232,000, or 20.6%, from total revenues of approximately $1,128,000 for the six months ended June 30, 2004. The decrease was primarily the result of lower revenues from license fees.

In the Government segment, total revenues were approximately $928,000 for the six months ended June 30, 2005, a decrease of approximately $169,000, or 15.4%, from total revenues of approximately $1,097,000 for the six months ended June 30, 2004. The decrease was primarily the result of lower services revenues attributable to the American Red Cross contract, which accounted for approximately $447,000, or 10.1% of the Company’s total revenues in the six months ended June 30, 2005, compared to approximately $582,000, or 12.7% of the Company’s total revenues in the six months ended June 30, 2004.

For the six months ended June 30, 2005, total revenues for the Intelligence segment were approximately $2,623,000, an increase of approximately $271,000, or 11.5%, up from total revenues of approximately $2,352,000 for the six months ended June 30, 2004. The increase was primarily the result of management’s efforts to optimize revenues through the recruitment and improved utilization of personnel on various existing and new prime contract and subcontract vehicles. The Intelligence segment’s revenues accounted for approximately 59.0% of the Company’s total revenues for the six-month period ended June 30, 2005, and approximately 51.4% of the Company’s total revenues in the comparable six-month period last year. Prime contracts with one U.S. Government intelligence customer accounted for approximately $950,000, or 21.4% of the Company’s total revenues for the six-month period ended June 30, 2005, compared to approximately $1,206,000, or 26.3% of the Company’s total revenues in the same six-month period last year. The year over year reduction of approximately $256,000 in revenue from prime contracts was primarily due to the completion of one prime contract at the end of April 2005, which was subsequently extended and awarded to the Company as a subcontract, at a reduced level of effort. The Company is also a subcontractor to prime government contractors for the same U.S. Government intelligence customer. Revenues under the subcontracts accounted for approximately $1,673,000, or 37.6% of the Company’s total revenues for the six-month period ended June 30, 2005, compared to approximately $1,037,000, or 22.7% of the Company’s total revenues for same six-month period last year.

Gross Profit

Gross profit decreased by approximately $598,000, or 30.7%, from approximately $1,949,000 for the six months ended June 30, 2004, to approximately $1,351,000 for the six months ended June 30, 2005. Gross margin as a percent of revenues decreased from 42.6% for the six months ended June 30, 2004, to 30.4% for the six months ended June 30, 2005. The lower margin for the six months ended June 30, 2005, was primarily the result of an increase in the proportion of services revenues to total revenues combined with a decrease in revenues from the sale of proprietary products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $117,000, or 7.4%, up from approximately $1,588,000 for the six months ended June 30, 2004, to approximately $1,705,000 for the six months ended June 30, 2005. The increase was primarily the net result of approximately $225,000 of transaction costs associated with the proposed merger with McDonald Bradley, Inc. during the quarter ended June 30, 2005, combined with an increase in non-recurring audit fees during the quarter ended March 31, 2005, which were partially offset by a decrease in costs associated with sales, marketing and development personnel due to the staff reduction at the beginning of April 2005.

Research and Development Expenses

Research and development expenses increased approximately $94,000, or 51.1%, up from approximately $184,000 for the six months ended June 30, 2004, to approximately $278,000 for the six months ended June 30, 2005.

Operating Profit or Loss

For the six months ended June 30, 2005, the operating loss was approximately $632,000, compared to an operating profit of approximately $177,000, or 3.9% of total revenues for the six months ended June 30, 2004. The decrease in operating profit of approximately $809,000 was primarily the net result of lower gross profit due to the higher proportion of services revenues and lower revenues from license fees, combined with transaction costs associated with the proposed merger with McDonald Bradley, Inc.

Interest Income and Expense

Interest income decreased approximately $1,000, from approximately $5,000 for the six months ended June 30, 2004, to approximately $4,000 for the six months ended June 30, 2005. The decrease in interest income was primarily due to lower invested balances compared to the same period in 2004. The Company incurred approximately $13,000 of interest expense for the six months ended June 30, 2005, compared to no interest expense for the six months ended June 30, 2004. The increase in interest expense was primarily the result of prompt pay discounts earned by customers for accelerated payment of invoices.

Income Tax

Due to the Company’s net operating loss carryforwards, which expire in varying years beginning 2012 through 2024, the Company has not recorded any provision for income taxes for the six months ended June 30, 2005. For the six months ended June 30, 2004, the Company recorded an income tax benefit of approximately $747,000. Management determined that, based on the Company’s return to sustained profitability and anticipated profitability and taxable earnings for the foreseeable future, the Company’s deferred tax valuation allowance should be adjusted downward by approximately $747,000, representing an amount that management believes is more likely than not to be realizable. This adjustment resulted in an increase in deferred tax assets, and a corresponding income tax benefit of $747,000 and increase in net income of approximately $747,000, in the in the six-month period ended June 30, 2004. For the six months ended June 30, 2005, the Company increased its valuation allowance by approximately $240,000, as no income tax benefit was recognized during the six-month period. If estimations and related assumptions used to determine the valuation allowance change in the future, the Company may be required to adjust the valuation allowance against the deferred tax assets, which would result in additional tax expense or benefit.

Net Income or Loss

Based primarily on the above, the net loss for the for the six-months ended June 30, 2005, amounted to approximately $632,000, or $(0.12) per share, compared to net income of approximately $929,000, or $0.16 per share diluted, in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash and cash equivalents of approximately $1,881,000 and net working capital of approximately $2,252,000. At June 30, 2004, the Company had cash and cash equivalents of approximately $1,616,000 and net working capital of approximately $ $2,315,000. As of December 31, 2004, the Company had cash and cash equivalents of approximately $1,890,000 and working capital of approximately $2,778,000. When compared to December 31, 2004, the decrease for the six months ended June 30, 2005 in working capital of approximately $526,000 was primarily the result of the Company’s net loss for the six months ended June 30, 2005.

For the six months ended June 30, 2005, net cash used by operating activities was approximately $202,000, which was primarily the combined result of the Company’s non-cash adjustments to net income of approximately $107,000 combined with the decrease in accounts receivable of approximately $285,000, which was partially offset by the net loss of approximately $632,000. For the six months ended June 30, 2004, net cash provided by operating activities was approximately $181,000, which was primarily the result of the Company’s net income of approximately $929,000, which was partially offset by the income tax benefit of $747,000. During the six-month periods ended June 30, 2005 and 2004, net cash of approximately $19,000 and $81,000 was used in investing activities for the purchase of property and equipment. For the six months ended June 30, 2005 and 2004, net cash provided by financing activities was approximately $212,000 and $94,000, respectively, which was provided by proceeds from participants under the 1997 Employee Stock Purchase Plan and from the issuance of common stock related to stock option exercises.

On July 30, 2005, the Company renewed its Assignment and Transfer of Receivables Agreement (“Assignment Agreement”) with Commerce Funding Corporation (“Commerce Funding”) for a period of twelve months. The Assignment Agreement will automatically renew for successive one-year periods unless cancelled by the Company thirty days prior to the last day of the existing term. The terms of the Assignment Agreement provide for assignment of the Company’s receivables to Commerce Funding from time to time, and Commerce Funding will, at its sole discretion, make funding available to the Company up to an amount not to exceed $1,000,000. Interest under this Assignment Agreement is to be paid semi-monthly at the Prime Rate of interest +1.25 percentage points and Commerce Funding will also charge a processing fee of 0.65% for the first thirty day period based on gross invoice amounts. The Company is required to pay a minimum charge of approximately $1,000 per month for the interest and processing fees that is deductible from the actual interest and processing fees due for the month.

Commerce Funding has full recourse against the Company in the event of non-payment of any receivable assigned by the Company to Commerce Funding. The Company has granted a security interest to Commerce Funding in all receivables owned or hereinafter acquired, including all contract rights, proceeds and returned goods thereof, and all accounts and cash held therein maintained by the Company with any bank or financial institution. The Assignment Agreement can be terminated by either party at their discretion and at any time by giving a thirty-day written notice to the other party. In the event that the Company terminates the Assignment Agreement before the expiration of the term, the Company is required to pay a termination fee of $3,000. Commerce Funding may terminate the Assignment Agreement at any time if the Company commits any event of default. As of June 30, 2005, the Company had not assigned any of its receivables and had no outstanding balance on the line of credit.

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

In April 2005, the Company was verbally notified by its cognizant U.S. Government settlement office that approximately $50,000 paid to the Company in the quarter ended December 31, 2003, related to the settlement of a contract close-out, may have been paid to the Company in error (the “Pending Claim”). The close-out settlement was related to a contract that was acquired by the Company from Earth Satellite Corporation (“EarthSat”) in 2000. The cognizant U.S. Government settlement office was notified by EarthSat of the possibility of the error during EarthSat’s attempt to close-out the same contract. The cognizant U.S. Government settlement office has been unable to determine the validity of the Pending Claim after a review of its archived records, and has not communicated any further information to the Company. Should the Pending Claim be substantiated, the Company will be required to refund the $50,000 to the U.S. Government, and the Company will be required to reduce revenue, profit, and cash flow by approximately $50,000 in the period the final determination is made. Due to the unsubstantiated nature of the Pending Claim, the company has not provided for any allowance for the Pending Claim in the financial statements of the Company for the six months ended June 30, 2005.

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on that evaluation, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

The following Exhibits are filed herewith or incorporated herein by reference:

10.1	Agreement and Plan of Merger by and among McDonald Bradley, Inc., Infodata Acquisition, Inc. and the Registrant, dated as of June 20, 2005 (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFODATA SYSTEMS INC.
Date: August 15, 2005	BY: /s/ Edwin A. Miller
Edwin A. Miller
President and CEO
(Principal Executive Officer)
BY: /s/ Norman F. Welsch
Norman F. Welsch
Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer)